Form 10-Q
period 2021-06-30
TLG Acquisition One Corp.
filed 2021-08-16
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

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
of the Exchange Act).    Yes  ☒    No   ☐
As of August
16
, 2021, 40,000,000 shares of Class A common shares, par value $0.0001 per share, and 10,000,000 shares of Class F common shares, par value $0.0001 per share, were issued and outstanding, respectively.

TLG ACQUISITION ONE CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$76,846	$500
Prepaid expenses	633,364	—

Total current assets	710,210	500
Investments held in Trust Account	400,009,953	—
Deferred offering costs	—	318,261

Total Assets	$400,720,163	$318,761

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$459,024	$750
Accrued expenses	2,155,568	157,261
Working Capital Loan - related party	100,000	—
Franchise tax payable	98,522	937
Note Payable - related party	—	138,142

Total current liabilities	2,813,114	297,090
Derivative warrant liabilities	18,666,670	—
Deferred underwriting commissions	14,000,000	—

Total Liabilities	35,479,784	297,090

Commitments and Contingencies

Class A common stock, $0.0001 par value; 36,024,037 and -0- shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	360,240,370	—

Stockholders’ Equity:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	—	—

Class A common stock, $0.0001 par value; 200,000,000 shares authorized; 3,975,963 and -0- shares issued and outstanding (excluding 36,024,037 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	398	—

Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,000	1,000
Additional paid-in capital	—	24,000
Retained earnings (accumulated deficit)	4,998,611	(3,329)

Total stockholders’ equity	5,000,009	21,671

Total Liabilities and Stockholders’ Equity	$400,720,163	$318,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$2,903,405	$3,176,474
General and administrative expenses - related party	21,000	35,000
Franchise tax expenses	49,315	147,311

Loss from operations	(2,973,720)	(3,358,785)
Offering costs associated with derivative warrant liabilities	—	(1,413,340)
Change in fair value of derivative warrant liabilities	3,000,000	15,866,660
Income from investments held in Trust Account	6,079	9,953

Earnings before income taxes	32,359	11,104,488
Income tax expense	—	—

Net income	$32,359	$11,104,488

Weighted average shares outstanding of Class A common stock	40,000,000	40,000,000

Basic and diluted net income per share, Class A common stock	$0.00	$0.00

Weighted average shares outstanding of Class F common stock	10,000,000	9,785,912

Basic and diluted net income per share, Class F common stock	$0.00	$1.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
For The Three and Six Months Ended June 30, 2021

	Common Stock				Additional Paid-In Capital	Retained Earnings / (Accumulated Deficit)	Total Stockholders’ Equity
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Sale of units in initial public offering, less allocation to derivative warrant liabilities, gross	40,000,000	4,000	—	—	375,462,670	—	375,466,670
Offering costs	—	—	—	—	(21,352,450)	—	(21,352,450)
Common stock subject to possible redemption	(36,020,801)	(3,602)	—	—	(354,134,220)	(6,070,188)	(360,208,010)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance - March 31, 2021 (unaudited)	3,979,199	$398	10,000,000	$1,000	$—	$4,998,612	$5,000,010
Common stock subject to possible redemption	(3,236)	(0)	—	—		(32,360)	(32,360)
Net income	—	—	—	—	—	32,359	32,359

Balance - June 30, 2021 (unaudited)	3,975,963	$398	10,000,000	$1,000	$—	$4,998,611	$5,000,009

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENT OF CASH FLOWS
For The Six Months Ended June 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$11,104,488
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	1,530
Offering costs allocated to derivative warrant liabilities	1,413,340
Change in fair value of derivative warrant liabilities	(15,866,660)
Income from investments held in Trust Account	(9,953)
Changes in operating assets and liabilities:
Prepaid expenses	(633,364)
Accounts payable	459,024
Accrued expenses	2,070,568
Franchise tax payable	97,585

Net cash used in operating activities	(1,363,442)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(192,312)
Proceeds received from initial public offering, gross	400,000,000
Proceeds received from private placement	10,000,000
Working Capital Loan - related party	100,000
Offering costs paid	(8,467,900)

Net cash provided by financing activities	401,439,788

Net change in cash	76,346

Cash - beginning of the period	500

Cash - end of the period	$76,846

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$85,000
Deferred offering costs paid by related party under promissory note	$51,890
Accounts payable paid through promissory note	$750
Deferred underwriting commissions in connection with the initial public offering	$14,000,000
Initial value of common stock subject to possible redemption	$347,732,720
Change in value of Class A common shares subject to possible redemption	$6,437,462
The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization and Business Operations
TLG Acquisition One Corp. (the “Company”) is a blank check company incorporated in Delaware on October 2, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
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
The Company will provide the holders of the Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share).
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $77,000 in its operating bank account and a working capital deficit of approximately $2.1 million. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor on behalf of the Company to cover certain offering costs in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $192,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon consummation of the Private Placement. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, and Working Capital Loans from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. The Company has drawn $100,000 under such loans as of June 30, 2021.
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
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020, held outside of the Trust Account.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the Private Placement Warrants continue to be measured at fair value using a modified Black-Scholes option pricing model. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan – Related Party
The Company has elected the fair value option to account for borrowings under Working Capital Loans with its affiliates, as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Shares Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including shares of Class A common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 36,024,037 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets. As of December 31, 2020, there were no shares of Class A common stock subject to possible redemption.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company had deferred tax assets aggregating approximately $1,126,445 and $700, which are subject to a full valuation allowance, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net income per common share
Net income per share of common stock is computed by dividing net income applicable to stockholders by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement since the average market price of our Class A common stock for the three and six months ended June 30, 2021 was below the warrants’ $11.50 exercise price. As a result, diluted income per ordinary share is the same as basic net income per ordinary share for the period presented.
The Company’s condensed statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class
method of income per share.
Net income per share, basic and diluted, for Class A common stock is calculated by dividing the income from investments held in the Trust Account of approximately $6,000, net of applicable franchise taxes of approximately $49,000 for the quarter ended June 30, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted, for Class F common stock for the quarter ended June 30, 2021 is calculated by dividing the sum of all general and administration expenses of approximately $2.9 million, franchise taxes of approximately $49,000, and noncash income for a change in fair value of derivative warrant liabilities of approximately $3.0 million, resulting in net income of approximately $179,000, by the weighted average number of Class F common stock outstanding for the period.
Net income per share, basic and diluted, for Class A common stock is calculated by dividing the income from investments held in the Trust Account of approximately $10,000, net of applicable franchise taxes of approximately $147,000 for the six months ended June 30, 2021, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted, for Class F common stock for the six months ended June 30, 2021 is calculated by dividing the sum of all general and administration expenses of approximately $3.2 million, franchise taxes of approximately $147,000, noncash income for a change in fair value of derivative warrant liabilities of approximately $16.0 million and offering costs associated with derivative warrant liabilities of approximately $1.4 million, resulting in net income of approximately $11.1 million, by the weighted average number of Class F common stock outstanding for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 3 - Initial Public Offering
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
Note 4 - Related Party Transactions
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

As of June 30, 2021, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, $100,000 was drawn on the Working Capital Loans, which is
 presented at fair value of approximately $100,000 on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred $21,000 and $35,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, there was $35,000 in accounts payable related to this agreement.
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
Note 5 - Commitments and Contingencies
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 - Stockholders’ Equity
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2021, there were 3,962,629 shares of Class A common stock issued and outstanding, excluding 36,037,371 shares subject to possible redemption. As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 F Common Stock
- The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock outstanding at December 31, 2020, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
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
Note 7 - Warrants
As of June 30, 2021, the Company had 13,333,333 Public Warrants and 6,666,667 Private Warrants outstanding.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising holder to pay the exercise price for each warrant being exercised.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8 - Fair Value

Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$400,009,953	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$10,666,670	—	—
Derivative warrant liabilities - Private placement warrants	$—	$—	$8,000,000

Working Capital loan - related party	$—	$—	$100,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels of the hierarchy for the three months ended June 30, 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. Level 1 liabilities include Public Warrants which are recognized at fair value based on the listed price in an active market for such warrants.
The fair value of the Public Warrants and Private Placement Warrants were initially measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants, while the fair value of Private Placement Warrants continues to be estimated using a Black-Scholes option pricing model.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

June 30, 2021
Exercise price	$11.50
Stock price	$9.67
Term (yrs)	5
Volatility	15.3%
Risk-free rate	0.64%

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of Level 3 derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	34,533,330
Transfer of Public Warrants to Level 1	(24,533,330)
Change in fair value of derivative warrant liabilities	4,066,670

Level 3 - Derivative warrant liabilities at March 31, 2021	14,066,670
Change in fair value of derivative warrant liabilities	(6,066,670)
Working capital loan - related party	100,000

Level 3 - Derivative warrant liabilities and working capital loans - related party at June 30, 2021	$8,100,000

Note 9 - Subsequent Events
In July and August 2021, the Company borrowe
d
an additional $
470,000
under the Working Capital Loans described in Note
4
, above.
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than as disclosed above, that would have required adjustment or disclosure in the condensed financial statements.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $77,000 in our operating bank account and a working capital deficit of approximately $2.1 million. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $166,000, due largely to a noncash gain resulting from changes in fair value of derivative warrant liabilities of approximately $3.1 million, partially offset by operating expenses of approximately $2.9 million. Operating expenses consisted of approximately $2.9 million in general and administrative expenses, $21,000 in general and administrative expenses with related parties and approximately $49,000 in franchise tax expenses.

For the six months ended June 30, 2021, we had net income of approximately $11.2 million, due largely to a noncash gain resulting from changes in fair value of derivative warrant liabilities of approximately $16.0 million, partially offset by a non-operating
expense of approximately $1.4 million related to offering costs for derivative warrant liabilities and operating expenses of approximately $3.2 million. Operating expenses consisted of approximately $3.2 million in general and administrative expenses, $35,000 in general and administrative expenses with related parties and approximately $147,000 in franchise tax expenses.
Contractual Obligations
Administrative Support Agreement
We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred approximately $21,000 and $35,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations in the three and six months ended June 30, 2021, respectively, related to the administrative support agreement.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants has subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A common shares subject to possible redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 36,037,371 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
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
The statement of operations includes a presentation of income per share for common stock subject to redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted, for Class A common stock is calculated by dividing the income from investments held in the Trust Account, net of applicable franchise taxes, by the weighted average number of shares of Class A common stock outstanding for the period. Net income per share, basic and diluted, for Class F common stock is calculated by dividing the sum of all general and administration expenses, franchise taxes, noncash income for a change in fair value of derivative warrant liabilities and offering costs associated with derivative warrant liabilities, resulting in net income, by the weighted average number of Class F common stock outstanding for the period.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06, “Debt—Debt
with Conversion and Other Options
(Subtopic 470-20) and
Derivatives and Hedging—Contracts in Entity’s Own Equity
(Subtopic 815-40): Accounting
for Convertible Instruments and Contracts in an Entity’s Own
Equity” (“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted
ASU 2020-06 on
January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Part 1, Item 1 of the March 31, 2021
10-Q.
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

Changes in Internal Control over Financial Reporting
Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on
Form 10-Q that
has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our post-IPO
balance sheet, management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.
PART
II-OTHER
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

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Promissory Note dated as of May 25, 2021, between the Company and the Sponsor.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name:	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)