Form 10-Q
period 2021-09-30
TLG Acquisition One Corp.
filed 2021-11-12
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of November
12
, 2021, 40,000,000 shares of Class A common shares, par value $0.0001 per share, and 10,000,000 shares of Class F common shares, par value $0.0001 per share, were issued and outstanding, respectively.

TLG ACQUISITION ONE CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$37,618	$500
Prepaid expenses	365,391	—

Total current assets	403,009	500
Investments held in Trust Account	400,016,098	—
Deferred offering costs	—	318,261

Total Assets	$400,419,107	$318,761

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$270,064	$750
Accrued expenses	1,760,330	157,261
Working Capital Loan - related party	570,000	—
Franchise tax payable	148,385	937
Note Payable - related party	—	138,142

Total current liabilities	2,748,779	297,090
Derivative warrant liabilities	13,733,330	—
Deferred underwriting commissions	14,000,000	—

Total Liabilities	30,482,109	297,090
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 40,000,000 and -0- at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	400,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; as of September 30, 2021 and December 31, 2020, respectively	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(30,064,002)	(3,329)

Total stockholders’ equity (deficit)	(30,063,002)	21,671

Total Liabilities and Stockholders’ Equity (Deficit)	$400,419,107	$318,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS
For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021
General and administrative expenses	$161,058	$3,337,532
General and administrative expenses - related party	22,000	57,000
Franchise tax expenses	59,808	207,119

Loss from operations	(242,866)	(3,601,651)
Offering costs associated with derivative warrant liabilities	—	(1,413,340)
Change in fair value of derivative warrant liabilities	4,933,340	20,800,000
Income from investments held in Trust Account	6,145	16,098

Earnings before income taxes	4,696,619	15,801,107
Income tax expense	—	—

Net income	$4,696,619	$15,801,107

Weighted average shares outstanding of Class A common stock	40,000,000	35,457,875

Basic and diluted net income per share, Class A common stock	$0.09	$0.35

Weighted average shares outstanding of Class F common stock	10,000,000	9,858,059

Basic and diluted net income per share, Class F common stock	$0.09	$0.35

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance - March 31, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(34,792,980)	$(34,791,980)
Net income	—	—	—	—	—	32,359	32,359

Balance - June 30, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(34,760,621)	$(34,759,621)
Net income	—	—	—	—	—	4,696,619	4,696,619

Balance - September 30, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(30,064,002)	$(30,063,002)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENT OF CASH FLOWS
For The Nine Months Ended September 30, 2021 (Unaudited)

Cash Flows from Operating Activities:
Net income	$15,801,107
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	1,530
Offering costs allocated to derivative warrant liabilities	1,413,340
Change in fair value of derivative warrant liabilities	(20,800,000)
Income from investments held in Trust Account	(16,098)
Changes in operating assets and liabilities:
Prepaid expenses	(365,391)
Accounts payable	270,064
Accrued expenses	1,675,330
Franchise tax payable	147,448

Net cash used in operating activities	(1,872,670)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(400,000,000)

Net cash used in investing activities	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(192,312)
Proceeds received from initial public offering, gross	400,000,000
Proceeds received from private placement	10,000,000
Working Capital Loan - related party	570,000
Offering costs paid	(8,467,900)

Net cash provided by financing activities	401,909,788

Net change in cash	37,118
Cash - beginning of the period	500

Cash - end of the period	$37,618

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$85,000
Deferred offering costs paid by related party under promissory note	$51,890
Accounts payable paid through promissory note	$750
Deferred underwriting commissions in connection with the initial public offering	$14,000,000
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
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $38,000 in its operating bank account and a working capital deficit of approximately $2.3 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor on behalf of the Company to cover certain offering costs in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $192,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon consummation of the Private Placement. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account, and Working Capital Loans from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loans (as defined in Note 4) as may be required. The Company has drawn $570,000 under such loans as of September 30, 2021.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company considered that the threshold would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside equity. As a result, the Company revised its previously filed financial statements to classify all of its Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering in accordance with ASC 480. The change in the carrying value of the Class A common stock subject to possible redemption at the Initial Public Offering resulted in a decrease of approximately $3.8 million in additional paid-in
capital and a charge of approximately $45.9 million to accumulated deficit, as well as a reclassification of 3,975,963 shares of Class A common stock from permanent equity to temporary equity.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $39.8 million and $52.3 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, shares of Class A common stock and Class F common stock share pro rata in the income and losses of the Company.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020, held outside of the Trust Account.
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Shares Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company had deferred tax assets aggregating $1,225,192 and $700, which are subject to a full valuation allowance, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$3,757,295	$939,324	$12,363,724	$3,437,383
Denominator:
Basic and diluted weighted average common stock outstanding	40,000,000	10,000,000	35,457,875	9,858,059

Basic and diluted net income (loss) per common stock	$0.09	$0.09	$0.35	$0.35

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
Note 3—Initial Public Offering
On February 1, 2021, the Company consummated its Initial Public Offering of 40,000,000 Units, including 5,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions.
Each Unit consists of one share of Class A common stock and
one-third
of one redeemable warrant (each, a “Public Warrant”).Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
Note 4—Related Party Transactions
Founder Shares
On October 13, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in exchange for 8,625,000 shares of the Company’s Class F common stock, par value $0.0001 per share (the “Founder Shares”).Subsequently, in October 2020, 431,250 Founder Shares were transferred to an affiliate of the Sponsor. In January 2021, the Sponsor transferred 40,000 Founder Shares to each of the independent directors at their original purchase price. On January 27, 2021, the Company effected a stock dividend of 0.15942029 of a share of Class F common stock for each outstanding share of Class F common stock, resulting in an aggregate of 10,000,000 shares of Class F common stock outstanding. The Initial Stockholders agreed to forfeit up to 1,250,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 Founder Shares are no longer subject to forfeiture.
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; (B) subsequent to the initial Business Combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of September 30, 2021, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, $570,000 was drawn on the Working Capital Loans, which is presented at fair value of approximately $570,000 on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred $22,000 and $57,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021 and December 30, 2020,
there was $35,000
and

$0 in accounts payable related to this agreement.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 5—Commitments and Contingencies
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
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 40,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:
Class A common stock subject to possible redemption

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption	$400,000,000

Note 7—Stockholders’ Equity (Deficit)
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6). As of December 31, 2020, there were no shares of Class A common stock issued or outstanding.
Class
 F Common Stock
- The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock outstanding at December 31, 2020, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 8—Warrants
As of September 30, 2021 and December 31, 2020, the Company had
 13,333,333
and zero Public Warrants and
 6,666,667
and zero Private Warrants outstanding, respectively.
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2020.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—Money market fund	$400,016,098	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$7,600,000	—	—
Derivative warrant liabilities—Private placement warrants	$—	$—	$6,133,330
Working Capital loan—related party	$—	$—	$570,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.
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
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies’ common shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

September 30, 2021
Exercise price	$11.50
Stock price	$9.85
Term (yrs)	5
Volatility	16.0%
Risk-free rate	0.55%

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans - Related Party

Level 3—Derivative warrant liabilities at January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	34,533,330	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	4,066,670	—

Level 3—Derivative warrant liabilities at March 31, 2021	14,066,670	—
Change in fair value of derivative warrant liabilities	(6,066,670)	100,000
Working capital loan—related party	570,000	100,000

Level 3—Derivative warrant liabilities and working capital loans- related party at June 30, 2021	8,570,000	—
Change in fair value of derivative warrant liabilities	(1,866,670)	470,000

Level 3—Derivative warrant liabilities and working capital loans- related party at September 30, 2021	$6,133,330	$570,000

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $38,000 in our operating bank account and a working capital deficit of approximately $2.3 million. Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $4.7 million, due largely to a noncash gain resulting from changes in fair value of derivative warrant liabilities of approximately $4.9 million, partially offset by operating expenses of approximately $236,000. Operating expenses consisted of approximately $161,000 in general and administrative expenses, $22,000 in general and administrative expenses with related parties and approximately $60,000 in franchise tax expenses.

For the nine months ended September 30, 2021, we had net income of approximately $15.8 million, due largely to a noncash gain resulting from changes in fair value of derivative warrant liabilities of approximately $20.8 million, partially offset by a non-operating
expense of approximately $1.4 million related to offering costs for derivative warrant liabilities and operating expenses of approximately $3.6 million. Operating expenses consisted of approximately $3.3 million in general and administrative expenses, $57,000 in general and administrative expenses with related parties and approximately $207,000 in franchise tax expenses.
Contractual Obligations
Administrative Support Agreement
We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred approximately $22,000 and $57,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations in the three and nine months ended September 30, 2021, respectively, related to the administrative support agreement.
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

Class A common shares subject to possible redemption
We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A common stock are classified as stockholders’ equity. Our Class A common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.
Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Net income per common share
We have two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules

13a-15(e)

and

15d-15(e)

under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2021.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on

Form 10-Q that

has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
In connection with our management’s assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and stockholders’ equity on our balance sheet as well as a material misstatement of our net income within our statement of operations.
During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management’s evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.
As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

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

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Promissory Note dated as of May 25, 2021, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2021).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 12, 2021	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name:	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)