Form 10-Q/A
period 2021-09-30
TLG Acquisition One Corp.
filed 2022-02-07
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

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
of the Exchange Act).    Yes  ☒    No  ☐
As of
February
4
, 2022
, 40,000,000 shares of Class A common shares, par value $0.0001 per share, and 10,000,000 shares of Class F common shares, par value $0.0001 per share, were issued and outstanding, respectively.

References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to TLG Acquisition One Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of TLG Acquisition One Corp. as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “First Amended Filing”).
On November 12, 2021, TLG Acquisition One Corp. (the “Company”) filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 1, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated
the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on February 1, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 25, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Form
10-Q
for the quarterly period ended September 30, 2020, filed with the SEC on November 12, 2021; (collectively, the “Affected Periods”), should be restated to report all outstanding Class A common stock subject to possible redemption as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amendment No. 1.
The above changes do not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item
4
of Part 1 of this Amendment No. 1.

TLG ACQUISITION ONE CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$37,618	$500
Prepaid expenses	365,391	—

Total current assets	403,009	500
Investments held in Trust Account	400,016,098	—
Deferred offering costs	—	318,261

Total Assets	$400,419,107	$318,761

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$270,064	$750
Accrued expenses	1,760,330	157,261
Working Capital Loan - related party	570,000	—
Franchise tax payable	148,385	937
Note Payable - related party	—	138,142

Total current liabilities	2,748,779	297,090
Derivative warrant liabilities	13,733,330	—
Deferred underwriting commissions	14,000,000	—

Total Liabilities	30,482,109	297,090
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 40,000,000 and -0- shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	400,000,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1,000	1,000
Additional paid-in capital	—	24,000
Accumulated deficit	(30,064,002)	(3,329)

Total stockholders’ equity (deficit)	(30,063,002)	21,671

Total Liabilities and Stockholders’ Equity (Deficit)	$400,419,107	$318,761

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

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021 (Unaudited)

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - January 1, 2021, as restated	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance - March 31, 2021 (unaudited), a s restated	—	$—	10,000,000	$1,000	$—	$(34,792,980)	$(34,791,980)
Net income	—	—	—	—	—	32,359	32,359

Balance - June 30, 2021 (unaudited), as restated	—	$—	10,000,000	$1,000	$—	$(34,760,621)	$(34,759,621)
Net income	—	—	—	—	—	4,696,619	4,696,619

Balance - September 30, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(30,064,002)	$(30,063,002)

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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies (as restated)
Basis of Presentation
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with

ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
 $5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Reported	Adjustment	As Restated
Total assets	$401,048,147		$401,048,147

Total liabilities	$35,840,127		$35,840,127

Class A common stock subject to possible redemption	360,208,010	39,791,990	400,000,000
Preferred stock	—	—	—
Class A common stock	398	(398)	—
Class F common stock	1,000	—	1,000
Additional paid-in capital	—	—	—
Accumulated deficit	4,998,612	(39,791,592)	(34,792,980)

Total stockholders’ equity (deficit)	$5,000,010	$(39,791,990)	$(34,791,980)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$401,048,147	$—	$401,048,147

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:
Form
10-Q
(March 31, 2021) - For the three months ended March 31, 2021

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$343,866,050	$(343,866,050)	$—
Change in value of Class A common stock subject to possible redemption	$(16,341,960)	$16,341,960	$—

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Reported	Adjustment	As Restated
Total assets	$400,720,163		$400,720,163

Total liabilities	$35,479,784		$35,479,784

Class A common stock subject to possible redemption	$360,240,370	$39,759,630	$400,000,000
Preferred stock	—	—	—
Class A common stock	398	(398)	—
Class F common stock	1,000	—	1,000
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,998,611	(39,759,232)	(34,760,621)

Total stockholders’ equity (deficit)	$5,000,009	$(39,759,630)	$(34,759,621)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$400,720,163	$—	$400,720,163

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:
Form
10-Q
(June 30, 2021) - For the six months ended June 30, 2021

	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption	$347,732,720	$(347,732,720)	$—
Change in value of Class A common stock subject to possible redemption	$6,437,462	$(6,437,462)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share for Class A common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net income	$11,072,129	$—	$11,072,129
Weighted average shares outstanding	40,000,000	(13,777,778)	26,222,222
Basic and diluted earnings per share	$0.00	$0.31	$0.31

Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$32,359	$—	$32,359
Weighted average shares outstanding	40,000,000	—	40,000,000
Basic and diluted earnings per share	$0.00	$0.00	$0.00

Form 10-Q (June 30, 2021) - For the six months ended June 30, 2021
Net income	$11,104,488	$—	$11,104,488
Weighted average shares outstanding	40,000,000	(6,850,829)	33,149,171
Basic and diluted earnings per share	$0.00	$0.26	$0.26

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

	Earnings Per Share for Class F common stock
	As Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - For the three months ended March 31, 2021
Net Income	$11,072,129	$—	$11,072,129
Weighted average shares outstanding	10,000,000	(430,556)	9,569,444
Basic and diluted earnings per share	$(0.10)	$0.41	$0.31

Form 10-Q (June 30, 2021) - Three months ended June 30, 2021
Net income	$32,359	$—	$32,359
Weighted average shares outstanding	10,000,000	—	10,000,000
Basic and diluted earnings per share	$0.23	$(0.23)	$0.00

Form 10-Q (June 30, 2021) - For the six months ended June 30, 2021
Net income	$11,104,488	$—	$11,104,488
Weighted average shares outstanding	9,785,912	(0)	9,785,912
Basic and diluted earnings per share	$0.18	$0.08	$0.26
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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

•
Level
3
, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
3

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
4

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
5

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
6

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
7

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
8

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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

1
9

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

September 30, 2021
Exercise price	$11.50
Stock price	$9.85
Term (yrs)	5
Volatility	16.0%
Risk-free rate	0.55%

TLG ACQUISITION ONE CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (AS RESTATED)

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans - Related Party

Level 3—Derivative warrant liabilities at January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	200,000	—

Level 3—Derivative warrant liabilities at March 31, 2021	14,066,670	—
Change in fair value of derivative warrant liabilities	(6,066,670)	—
Issuance of working capital loan—related party	—	100,000

Level 3—Derivative warrant liabilities and working capital loans- related party at June 30, 2021	8,000,000	100,000
Change in fair value of derivative warrant liabilities and working capital loan	(1,866,670)	—

Issuance of working capital loan—related party	—	470,000
Level 3—Derivative warrant liabilities and working capital loans- related party at September 30, 2021	$6,133,330	$570,000

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the effects of the restatement described in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that could cause or contribute to such a discrepancy include the risk factors described in our final prospectus for our Initial Public Offering filed with the SEC, in Part II, Item 1A herein, and our other filings with the SEC. Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex complex equity and equity-linked instruments issued by the Company and the impact on earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
As of the date of this report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
We have concluded that our disclosure controls and procedures were not effective as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
In connection with the preparation of the Company’s financial statements as of December 31, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Management determined that the Class A ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. As a result, our management team concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to improve our internal control over financial reporting. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.
A material weakness in internal control over financial reporting is a deficiency, or a combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. If we identify any material weaknesses in internal control over financial reporting, any such material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Dated: February 4, 2022	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name:	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)

29