Form 10-Q
period 2022-03-31
TLG Acquisition One Corp.
filed 2022-05-16
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May
13
, 2022, 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

TLG ACQUISITION ONE CORP.
Form
10-Q
For the Quarter Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets:
Current assets:
Cash	$71,468	$48,491
Prepaid expenses	832,926	105,654

Total current assets	904,394	154,145
Investments held in Trust Account	400,056,330	400,023,684

Total Assets	$400,960,724	$400,177,829

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$94,135	$48,917
Accrued expenses	1,988,896	2,428,864
Working Capital Loan - related party	2,320,000	920,000
Franchise tax payable	50,000	121,425

Total current liabilities	4,453,031	3,519,206
Derivative warrant liabilities	4,000,000	10,600,000
Deferred underwriting commissions	14,000,000	14,000,000

Total Liabilities	22,453,031	28,119,206

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 40,000,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	400,000,000	400,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(21,493,307)	(27,942,377)

Total stockholders’ deficit	(21,492,307)	(27,941,377)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$400,960,724	$400,177,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$74,233	$273,069
General and administrative expenses - related party	20,500	14,000
Franchise tax expenses	88,844	97,996

Loss from operations	(183,577)	(385,065)
Offering costs associated with derivative warrant liabilities	—	(1,413,340)
Change in fair value of derivative warrant liabilities	6,600,000	12,866,660
Income from investments held in Trust Account	32,647	3,874

Earnings before income taxes	6,449,070	11,072,129
Income tax expense	—	—

Net income	$6,449,070	$11,072,129

Weighted average shares outstanding of Class A common stock, basic and diluted	40,000,000	26,222,222

Basic and diluted net income per share, Class A common stock	$0.13	$0.31

Weighted average shares outstanding of Class F common stock, basic	10,000,000	9,569,444

Basic net income per share, Class F common stock	$0.13	$0.31

Weighted average shares outstanding of Class F common stock, diluted	10,000,000	10,000,000

Diluted net income per share, Class F common stock	$0.13	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Net income	—	—	—	—	—	6,449,070	6,449,070

Balance - March 31, 2022 (unaudited)	—	$—	10,000,000	$1,000	$—	$(21,493,307)	$(21,492,307)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Common Stock				Additional		Total
	Class A		Class F		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance - March 31, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(34,792,980)	$(34,791,980)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$6,449,070	$11,072,129
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	1,530
Offering costs allocated to derivative warrant liabilities	—	1,413,340
Change in fair value of derivative warrant liabilities	(6,600,000)	(12,866,660)
Income from investments held in Trust Account	(32,647)	(3,874)
Changes in operating assets and liabilities:
Prepaid expenses	(727,272)	(785,836)
Accounts payable	45,218	18,000
Accrued expenses	(439,967)	21,250
Franchise tax payable	(71,425)	48,270

Net cash used in operating activities	(1,377,023)	(1,081,851)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(192,312)
Proceeds received from initial public offering, gross	—	400,000,000
Proceeds received from private placement	—	10,000,000
Working Capital Loan - related party	1,400,000	—
Offering costs paid	—	(8,467,900)

Net cash provided by financing activities	1,400,000	401,339,788

Net change in cash	22,977	257,937
Cash - beginning of the period	48,491	500

Cash - end of the period	$71,468	$258,437

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs paid by related party under promissory note	$—	$51,890
Accounts payable paid through promissory note	$—	$750
Deferred underwriting commissions in connection with the initial public offering	$—	$14,000,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Note
1-Description
of Organization and Business Operations
TLG
Acq
uisition One Corp. (the “Company”) is a blank check company incorporated in Delaware on October 2, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

The

per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note
5)
. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic
480
“Distinguishing Liabilities from Equity” (“ASC
480
”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $
5,000,001
. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note
4)
and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. RBC has also agreed to vote any Public Shares purchased after the Initial Public Offering for which it has voting control in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section
13
of the Securities Exchange Act of
1934
, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of
15
% or more of the Public Shares, without the prior consent of the Company.
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
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party (except for the Company’s

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

independent

registered public accounting firm) for services ren
der
ed or products sold to the Company, or a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or business combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $
10.00
per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $
10.00
per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) not will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of
1933
, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Note 2 – Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $71,000 in its operating bank account and a working capital deficit of approximately $3.2 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor on behalf of the Company to cover certain offering costs in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $192,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon consummation of the Private Placement. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $2.3 million and $0.9 million under such loans as of March 31, 2022 and December 31, 2021, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal
Deposit

Insurance Corporation coverage limit of $
250,000
. As of March
31
,
2022
and December
31
,
2021
, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021, held outside of the Trust Account.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The initial fair values of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants have subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan – Related Party
The Company has elected the fair value option to account for borrowings under the Working Capital Loan with its affiliates, as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’

deficit section of the Company’s condensed balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $1.9 million and $1.7 million, respectively, which are subject to a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. This presentation assumes a business combination as the most likely outcome.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

The

calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of
20,000,000
shares of Class A common stock in the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three months ended March
31
,
2022
and
2021
. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income
per share for each class of common stock:

	For The Three Months Ended March 31, 2022
	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$5,159,256	$1,289,814
Denominator:
Basic and diluted weighted average common stock outstanding	40,000,000	10,000,000

Basic and diluted net income per common stock	$0.13	$0.13

	For The Three Months Ended March 31, 2021
	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$8,111,828	$2,960,302
Allocation of net income, diluted	8,015,407	3,056,723
Denominator:
Basic weighted average common stock outstanding	26,222,222	9,569,444
Diluted weighted average common stock outstanding	26,222,222	10,000,000

Basic net income per common stock	$0.31	$0.31

Diluted net income per common stock	$0.31	$0.31

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note 3 - Initial Public Offering
On February 1, 2021, the Company consummated its Initial Public Offering of 40,000,000 Units, including 5,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Each Unit consists of one share of Class A common stock and
one-third
of one redeemable warrant (each, a “Public Warrant”).
Each whole Public Warrant will entitle the holder to purchase one
share of Class A common stock at a price of $
11.50
per share, subject to adjustment (see Note
8)
.
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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of March 31, 2022 and December 31, 2021, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Working Capital Loan”), providing the Company the ability to borrow up to $2,000,000. On March 15, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $5,000,000. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The lender may elect to convert up to $1.5 million of such Working Capital Loan into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has drawn approximately $2.3 million and $0.9 million under such loans as of March 31, 2022 and December 31, 2021, respectively. The Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimus, as such, the Working Capital Loan are presented at fair value on the accompanying condensed balance sheets.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred $20,500 and $14,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022 and December, 2021, there was $0 and $35,000 in accounts payable related to this agreement, respectively.
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
Note 5 - Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the
Working Capital Loan, if any, had registration rights to require the Company to register a sale of any of the Company’s securities held by them (in the case of the Founder Shares, only after conversion to Class A common stock) pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. Notwithstanding the foregoing, RBC may not exercise its demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Note 6 - Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature
s
certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

The

Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units was
recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption	$400,000,000

Note 7 - Stockholders’ Deficit
Preferred Stock
- The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
- The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock initially issued, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
The Amended and Restated Certificate of Incorporation provides that, prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. These provisions of the Amended and Restated Certificate of Incorporation may only be amended if approved by holders of at least 90% of the outstanding common stock entitled to vote thereon. With respect to any other matter submitted to a vote of the stockholders, including any vote in connection with the initial Business Combination, except as required by applicable law or the applicable rules of the NYSE then in effect, holders of the Founder Shares and holders of the Public Shares will vote together as a single class, with each share entitling the holder to one vote.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Note 8 - Warrants
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 20,000,000 warrants outstanding, comprised of 13,333,333 Public Warrants and 6,666,667 Private Warrants.
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
Redemption of warrants for cash
:
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
Note 9 - Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2022:

		Significant Other	Significant Other
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$400,056,330	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$2,666,670	—	—
Derivative warrant liabilities - Private placement warrants	$—	$1,333,330	$
Working Capital L oan - related party	$—	$—	$2,320,000
December 31, 2021:

		Significant Other	Significant Other
	Quoted Prices in Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account - Money market fund	$400,023,684	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$6,933,330	—	—
Derivative warrant liabilities - Private placement warrants	$—	$—	$3,666,670
Working Capital L oan - related party	$—	$—	$920,000

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Transfers

to/from Levels
1
,
2
, and
3
are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level
3
measurement to a Level
1
fair value measurement in
March 2021
, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level
3
to a Level
2
on
January 1, 2022
, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no
other transfers between levels of the hierarchy for the
three
months ended March
31
,
2022
and the year ended December
31
,
2021
.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. Level 1 liabilities include Public Warrants which are recognized at fair value based on the listed price in an active market for such warrants.
The fair value of the Public Warrants and Private Placement Warrants was
initially measured using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants has
subsequently been determined using listed prices in an active market for such warrants.
The estimated fair value of the Private Placement Warrants, prior to being a Level 2 measurement, is determined using Level 3 inputs. Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies’ common shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Stock price	$9.73
Term (yrs)	5
Volatility	10.5%
Risk-free rate	1.44%
The change in the fair value of Level 3 liabilities for the three months ended March 31, 2022 is summarized as follows:

	Derivative Warrant Liabilities		Working Capital Loan- Related Party

Level 3 - Liabilities at December 31, 2021		$3,666,670	$920,000
Transfer of Private Placement Warrants from Level 3 to Level 2		(3,666,670)	—
Working Capital Loan - related party		—	1,400,000

Level 3 - Liabilities at March 31, 2022	$		$2,320,000

The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2021 is summarized as follows:

Level 3 - Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	34,533,330
Transfer of Public Warrants to Level 1	(24,533,330)
Change in fair value of derivative warrant liabilities	4,066,670

Level 3 - Derivative warrant liabilities at March 31, 2021	$14,066,670

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements

Note 10 - Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements. In April 2022, the Company drew an additional $100,000 on the Working Capital Loan.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K
for the year ended December 31, 2021, this Quarterly Report on Form
10-Q
and our other SEC filings. Any of those factors could result in a significant material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Liquidity and Capital Resources
As of March 31, 2022, we had approximately $71,000 in our operating bank account and a working capital deficit of approximately $3.2 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. The Company has drawn approximately $2.3 million under such loans as of March 31, 2022.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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

Results of Operations
Our entire activity from inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2022, we had net income of approximately $6.4 million, which consisted of approximately $33,000 in interest income from investments held in the trust account and non-operating
income of approximately $6.6 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $0.2 million in general and administrative expenses.
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
Contractual Obligations
Administrative Support Agreement
We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred approximately $20,500 and $14,000 in general and administrative expenses in the accompanying unaudited condensed statements of operations in the three months ended March 31, 2022 and 2021, respectively, related to the administrative support agreement.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of March 31, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 1, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.
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
Except as set forth below, as of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities.
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

Item 3.	Defaults upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Amended and Restated Promissory Note dated as of March 15, 2022, between the Company and the Sponsor.

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 16, 2022	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name:	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)