Form 10-Q
period 2022-06-30
TLG Acquisition One Corp.
filed 2022-08-15
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
1
5
, 2022, 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

TLG ACQUISITION ONE CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022 Unaudited	December 31, 2021
Assets:
Current assets:
Cash	$49,108	$48,491
Prepaid expenses	709,660	105,654

Total current assets	758,768	154,145
Investments held in Trust Account	400,624,473	400,023,684

Total Assets	$401,383,241	$400,177,829

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$4,513	$48,917
Accrued expenses	1,618,641	2,428,864
Working Capital Loan - related party	2,820,000	920,000
Income tax payable	57,686	—
Franchise tax payable	20,000	121,425

Total current liabilities	4,520,840	3,519,206
Derivative warrant liabilities	1,600,000	10,600,000
Deferred underwriting commissions	14,000,000	14,000,000

Total Liabilities	20,120,840	28,119,206
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 40,000,000 shares at redemption value of approximately $10.003 and $10.000 per share as of June 30, 2022 and December 31, 2021	400,117,010	400,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(18,855,609)	(27,942,377)

Total stockholders’ deficit	(18,854,609)	(27,941,377)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$401,383,241	$400,177,829

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For t he Three Months Ended June 30,		For t he Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$84,749	$2,903,405	$158,982	$3,176,474
General and administrative expenses—related party	21,000	21,000	41,500	35,000
Franchise tax expenses	50,000	49,315	138,844	147,311

Loss from operations	(155,749)	(2,973,720)	(339,326)	(3,358,785)
Offering costs associated with derivative warrant liabilities	—	—	—	(1,413,340)
Change in fair value of derivative warrant liabilities	2,400,000	3,000,000	9,000,000	15,866,660
Income from investments held in Trust Account	568,143	6,079	600,790	9,953

Net icome before income taxes	2,812,394	32,359	9,261,464	11,104,488
Income tax expense	(57,686)	—	(57,686)	—

Net income	$2,754,708	$32,359	$9,203,778	$11,104,488

Weighted average shares outstanding of Class A common stock	40,000,000	40,000,000	40,000,000	33,149,171

Basic and diluted net income per share, Class A common stock	$0.06	$0.00	$0.18	$0.26

Weighted average shares outstanding of Class F common stock, basic	10,000,000	10,000,000	10,000,000	9,785,912

Basic net income per share, Class F common stock	$0.06	$0.00	$0.18	$0.26

Weighted average shares outstanding of Class F common stock, diluted	10,000,000	10,000,000	10,000,000	10,000,000

Diluted net income per share, Class F common stock	$0.06	$0.00	$0.18	$0.26

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Net income	—	—	—	—	—	6,449,070	6,449,070

Balance—March 31, 2022 (unaudited)	—	—	10,000,000	1,000	—	(21,493,307)	(21,492,307)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(117,010)	(117,010)
Net income	—	—	—	—	—	2,754,708	2,754,708

Balance—June 30, 2022 (unaudited)	—	$—	10,000,000	$1,000	$—	$(18,855,609)	$(18,854,609)

FOR THE THREE MONTHS ENDED JUNE 30, 2021

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance—March 31, 2021 (unaudited)	—	—	10,000,000	1,000	—	(34,792,980)	(34,791,980)
Net income	—	—	—	—	—	32,359	32,359

Balance—June 30, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(34,760,621)	$(34,759,621)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For t he Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,203,778	$11,104,488
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	1,530
Offering costs allocated to derivative warrant liabilities	—	1,413,340
Change in fair value of derivative warrant liabilities	(9,000,000)	(15,866,660)
Income from investments held in Trust Account	(600,790)	(9,953)
Changes in operating assets and liabilities:
Prepaid expenses	(604,006)	(633,364)
Accounts payable	(44,404)	459,024
Accrued expenses	(810,222)	2,070,568
Income tax payable	57,686	—
Franchise tax payable	(101,425)	97,585

Net cash used in operating activities	(1,899,383)	(1,363,442)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(400,000,000)

Net cash used in investing activities	—	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(192,312)
Proceeds received from initial public offering, gross	—	400,000,000
Proceeds received from private placement	—	10,000,000
Working Capital Loan - related party	1,900,000	100,000
Offering costs paid	—	(8,467,900)

Net cash provided by financing activities	1,900,000	401,439,788

Net change in cash	617	76,346
Cash - beginning of the period	48,491	500

Cash - end of the period	$49,108	$76,846

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs paid by related party under promissory note	$—	$51,890
Accounts payable paid through promissory note	$—	$750
Deferred underwriting commissions in connection with the initial public offering	$—	$14,000,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is TLG Acquisition Founder LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2021. On February 1, 2021, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions (
See
Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 and 2,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and RBC Capital Markets, LLC, in its capacity as a purchaser of Private Placement Warrants (“RBC”), respectively, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10.0 million (
See
Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a Trust Account, and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board
(“FASB”)
Accounting Standards Codification (“ASC”) Topic 480
,
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
June 30, 2022

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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
10-K
for the year ended December 31, 2021.
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $49,000 in its operating bank account and a working capital deficit of approximately $3.8 million.
The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor on behalf of the Company to cover certain offering costs in exchange for issuance of Founder Shares (as defined in Note 4), and a loan from the Sponsor of approximately $192,000 under the Note (as defined in Note 4). The Company repaid the Note in full upon consummation of the Private Placement. Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $2.8 million and $0.9 million under such loans as of June 30, 2022 and December 31, 2021, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021, held outside of the Trust Account.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

Working Capital Loan—Related Party
The Company has elected the fair value option to account for borrowings under the Working Capital Loan with its affiliates that are subject to conversion, as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each convertible tranche, when drawn, at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan—related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. Subsequent changes result from income and losses on investments held in the Trust Account that would be distributed to the Class A ordinary shareholders upon redemption. The change in the carrying value of redeemable shares of Class A common stock results in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $1.7 million, which are subject to a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted income (loss) per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For t he Six Months Ended June 30, 2022		For t he Six Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$7,363,022	$1,840,756	$8,573,515	$2,530,973
Allocation of net income, diluted	7,363,022	1,840,756	8,530,977	2,573,511
Denominator:
Basic weighted average common stock outstanding	40,000,000	10,000,000	33,149,171	9,785,912
Diluted weighted average common stock outstanding	40,000,000	10,000,000	33,149,171	10,000,000

Basic net income per common stock	$0.18	$0.18	$0.26	$0.26

Diluted net income per common stock	$0.18	$0.18	$0.26	$0.26

	For The Three Months Ended June 30, 2022		For The Three Months Ended June 30, 2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$2,203,766	$550,942	$25,887	$6,472
Allocation of net income, diluted	2,203,766	550,942	25,887	6,472
Denominator:
Basic weighted average common stock outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Diluted weighted average common stock outstanding	40,000,000	10,000,000	40,000,000	10,000,000

Basic net income per common stock	$0.06	$0.06	$0.00	$0.00

Diluted net income per common stock	$0.06	$0.06	$0.00	$0.00

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of June 30, 2022 and December 31, 2021, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000
(the “Working Capital Loan”).
On March 15, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $5,000,000. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The lender may elect to convert up to $1.5 million of such Working Capital Loan into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has drawn approximately $2.8 million and $0.9 million under such loans as of June 30, 2022 and December 31, 2021, respectively. The Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis

for up to $1.5 million of the outstanding principal value.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees. The Company incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. The Company incurred $41,500 and $35,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the six
months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December, 2021, there was $0 and $35,000 in accounts payable related to this agreement, respectively.
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
June 30, 2022

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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units
i
s recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption as of December 31, 2021	400,000,000
Increase in redemption value of Class A common stock subject to possible redemption	117,010

Class A common stock subject to possible redemption as of June 30, 2022	$400,117,010

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

Note 7—Stockholders’ Deficit
Preferred Stock
—The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
—The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
—The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock initially issued, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
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
Note 8—Warrants
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 20,000,000 warrants outstanding, comprised of 13,333,333 Public Warrants and 6,666,667 Private Warrants.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

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
Note 9—Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2022:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account—Money market fund	$400,624,473	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$1,066,670	—	—
Derivative warrant liabilities—Private placement warrants	$—	$533,330	$
Working Capital Loan—related party	$—	$—	$2,820,000
December 31, 2021:

	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account—Money market fund	$400,023,684	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$6,933,330	—	—
Derivative warrant liabilities—Private placement warrants	$—	$—	$3,666,670
Working Capital Loan—related party	$—	$—	$920,000

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on January 1, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2022 and the year ended December 31, 2021.
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
The first $1.5 million in outstanding principal of the Working Capital Loan may be converted, at the lender’s option, into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has elected the fair value option to account for the borrowings under the Working Capital Loan that are subject to conversion. The fair value of the convertible portion of the Working Capital Loan was based on recent transactions and estimated to approximate its principal value as of June 30, 2022 and December 31, 2021. As a result, there were no unobservable inputs that have been internally developed by the Company which need to be disclosed. The embedded conversion was determined to have de minimis value as of December 31, 2021, at each subsequent funding date and at June 30, 2022. The Company valued the embedded conversion option using a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each measurement date was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants. The discounted value of the loan host was considered to approximate its principal value given the expected short time to maturity.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Stock price	$9.73
Term (yrs)	5
Volatility	10.5%
Risk-free rate	1.44%
The change in the fair value of Level 3 liabilities for the six months ended June 30, 2022 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 - Instruments January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	(10,200,000)	—
Working capital loan - related party	—	920,000

Level 3 - Instruments at December 31, 2021	3,666,670	920,000
Transfer of Private Placement Warrants from Level 3 to Level 2	(3,666,670)	—
Working capital loan - related party	—	1,400,000

Level 3 - Instruments at March 31, 2022	—	2,320,000
Working capital loan - related party	—	500,000

Level 3 - Instruments at June 30, 2022	$—	$2,820,000

TLG Acquisition One Corp.
Notes to Unaudited Condensed Financial Statements
June 30, 2022

The change in the fair value of Level 3 derivative warrant liabilities for the six months ended June 30, 2021 is summarized as follows:

Level 3—Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Placement Warrants	34,533,330
Transfer of Public Warrants to Level 1	(24,533,330)
Change in fair value of derivative warrant liabilities	4,066,670

Level 3—Derivative warrant liabilities at March 31, 2021	14,066,670
Change in fair value of derivative warrant liabilities	(6,066,670)
Working capital loan—related party	100,000

Level 3—Derivative warrant liabilities and working capital loans—related party at June 30, 2021	$8,100,000

Note 10—Subsequent Events
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form
10-K
for the year ended December 31, 2021, our Quarterly Report on Form
10-Q
for the period ending March 31, 2022 and our other SEC filings. Any of those factors could result in a significant material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
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
Liquidity and Capital Resources
As of June 30, 2022, we had approximately $49,000 in our operating bank account and a working capital deficit of approximately $3.8 million.
Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. The Company has drawn approximately $2.8 million under such loans as of June 30, 2022.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements—Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 1, 2023. The condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
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

Results of Operations
Our entire activity from inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $568,000 in interest income from investments held in the trust account and non-operating
income of approximately $2.4 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $$58,000 in income tax expenses, and approximately $156,000 in general and administrative expenses.
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
For the six months ended June 30, 2022, we had net income of approximately $9.2 million, which consisted of approximately $601,000 in interest income from investments held in the trust account and non-operating
income of approximately $9.0 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $58,000 in income tax expenses, and approximately $339,000 in general and administrative expenses.
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
Contractual Obligations
Administrative Support Agreement
We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. We incurred $41,500 and $35,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed statements of operations for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022 and December, 2021, there was $0 and $35,000 in accounts payable related to this agreement, respectively.
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

Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 related to complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2022.
PART
II-OTHER
INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Annual Report on Form
10-K
filed with the SEC on March 25, 2022 and updated in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

10.1
Amended and Restated Promissory Note dated as of March 15, 2022, between the Company and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document—the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 15, 2022	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name:	John Michael Lawrie
	Title:	Chief Executive Officer
(Principal Executive Officer)