Form 10-Q
period 2022-09-30
TLG Acquisition One Corp.
filed 2022-11-14
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
14
, 2022, 40,000,000 shares of Class A common stock, par value $0.0001 per share, and 10,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

TLG ACQUISITION ONE CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash	$242,304	$48,491
Prepaid expenses	413,132	105,654

Total current assets	655,436	154,145
Investments held in Trust Account	402,112,433	400,023,684

Total Assets	$402,767,869	$400,177,829

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$167,288	$48,917
Accrued expenses	2,770,245	2,428,864
Working capital loan—related party	2,820,000	920,000
Income tax payable	426,868	—
Franchise tax payable	30,000	121,425

Total current liabilities	6,214,401	3,519,206
Derivative warrant liabilities	1,000,000	10,600,000
Deferred underwriting commissions	14,000,000	14,000,000

Total Liabilities	21,214,401	28,119,206

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 40,000,000 shares at redemption value of approximately $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021	401,505,838	400,000,000

Stockholders’ Deficit:

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2022 and December 31, 2021 , respectively (excluding 40,000,000 shares subject to possible redemption)	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(19,953,370)	(27,942,377)

Total stockholders’ deficit	(19,952,370)	(27,941,377)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$402,767,869	$400,177,829

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,676,761	$161,058	$1,835,743	$3,337,532
General and administrative expenses—related party	21,000	22,000	62,500	57,000
Franchise tax expenses	50,000	59,808	188,844	207,119

Loss from operations	(1,747,761)	(242,866)	(2,087,087)	(3,601,651)
Offering costs associated with derivative warrant liabilities	—	—	—	(1,413,340)
Change in fair value of derivative warrant liabilities	600,000	4,933,340	9,600,000	20,800,000
Income from investments held in Trust Account	1,808,010	6,145	2,408,800	16,098

Net income before income taxes	660,249	4,696,619	9,921,713	15,801,107
Income tax expense	(369,182)	—	(426,868)	—

Net income	$291,067	$4,696,619	$9,494,845	$15,801,107

Weighted average shares outstanding of Class A common stock	40,000,000	40,000,000	40,000,000	35,457,875

Basic and diluted net income per share, Class A common stock	$0.01	$0.09	$0.19	$0.35

Weighted average shares outstanding of Class F common stock, basic	10,000,000	10,000,000	10,000,000	9,858,059

Basic net income per share, Class F common stock	$0.01	$0.09	$0.19	$0.35

Weighted average shares outstanding of Class F common stock, diluted	10,000,000	10,000,000	10,000,000	10,000,000

Diluted net income per share, Class F common stock	$0.01	$0.09	$0.19	$0.35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Net income	—	—	—	—	—	6,449,070	6,449,070

Balance—March 31, 2022 (unaudited)	—	—	10,000,000	1,000	—	(21,493,307)	(21,492,307)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(117,010)	(117,010)
Net income	—	—	—	—	—	2,754,708	2,754,708

Balance—June 30, 2022 (unaudited)	—	—	10,000,000	1,000	—	(18,855,609)	(18,854,609)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(1,388,828)	(1,388,828)
Net income	—	—	—	—	—	291,067	291,067

Balance—September 30, 2022 (unaudited)	—	$—	10,000,000	$1,000	$—	$(19,953,370)	$(19,952,370)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
Net income	—	—	—	—	—	11,072,129	11,072,129

Balance—March 31, 2021 (unaudited)	—	—	10,000,000	1,000	—	(34,792,980)	(34,791,980)
Net income	—	—	—	—	—	32,359	32,359

Balance—June 30, 2021 (unaudited)	—	—	10,000,000	1,000	—	(34,760,621)	(34,759,621)
Net income	—	—	—	—	—	4,696,619	4,696,619

Balance—September 30, 2021 (unaudited)	—	$—	10,000,000	$1,000	$—	$(30,064,002)	$(30,063,002)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$9,494,845	$15,801,107
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	1,530
Offering costs allocated to derivative warrant liabilities	—	1,413,340
Change in fair value of derivative warrant liabilities	(9,600,000)	(20,800,000)
Income from investments held in Trust Account	(2,408,800)	(16,098)
Changes in operating assets and liabilities:
Prepaid expenses	(307,478)	(365,391)
Accounts payable	118,371	270,064
Accrued expenses	341,382	1,675,330
Income tax payable	426,868	—
Franchise tax payable	(91,425)	147,448

Net cash used in operating activities	(2,026,237)	(1,872,670)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for taxes	320,050	—
Cash deposited in Trust Account	—	(400,000,000)

Net cash provided by (used in) investing activities	320,050	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(192,312)
Proceeds received from initial public offering, gross	—	400,000,000
Proceeds received from private placement	—	10,000,000
Working Capital Loan—related party	1,900,000	570,000
Offering costs paid	—	(8,467,900)

Net cash provided by financing activities	1,900,000	401,909,788

Net change in cash	193,813	37,118

Cash—beginning of the period	48,491	500

Cash—end of the period	$242,304	$37,618

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs paid by related party under promissory note	$—	$51,890
Accounts payable paid through promissory note	$—	$750
Deferred underwriting commissions in connection with the initial public offering	$—	$14,000,000
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is TLG Acquisition Founder LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 27, 2021. On February 1, 2021, the Company consummated its Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions (See Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 and 2,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and RBC Capital Markets, LLC, in its capacity as a purchaser of Private Placement Warrants (“RBC”), respectively, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10.0 million (See Note 4).
Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“
Trust Account
”),
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. RBC has also agreed to vote any Public Shares purchased after the Initial Public Offering for which it has voting control in favor of a Business Combination. In addition, the Initial Stockholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. The Amended and Restated Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 1, 2023, (
as such period may be extended pursuant to a stockholder vote, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors of the Company (the “Board”),
 dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed consolidated
financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 25, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021.
Principles of Consolidation
The consolidated financial statements of the Company include its wholly-owned subsidiary, Eagle Merger Corp., that was formed in connection with a potential Business Combination. All inter-company accounts and transactions are eliminated in consolidation.
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $242,000 in its operating bank account and a working capital deficit of approximately $5.1 million

(excluding income and franchise taxes).
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $2.8 million and $0.9 million under such loans as of September 30, 2022 and December 31, 2021, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 1, 2023

(as such period may be extended pursuant to a stockholder vote).
T
he condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021, held outside of the Trust Account.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S.
Treasury
 securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed consolidated statements of operations. The initial fair values of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants have subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan-Related Party
The Company has elected the fair value option to account for borrowings under the Working Capital Loan with its affiliates that are subject to conversion, as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each convertible tranche, when drawn, at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of Working Capital Loan-related party on the unaudited

condensed consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had gross deferred tax assets of approximately $427,000, which are subject to a full valuation allowance.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Net Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income by the weighted average shares of common stock outstanding for the respective period. This presentation assumes a business combination as the most likely outcome.
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted income per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$232,854	$58,213	$3,757,295	$939,324
Allocation of net income, diluted	232,854	58,213	3,757,295	939,324
Denominator:
Basic weighted average common stock outstanding	40,000,000	10,000,000	40,000,000	10,000,000
Diluted weighted average common stock outstanding	40,000,000	10,000,000	40,000,000	10,000,000

Basic net income per common stock	$0.01	$0.01	$0.09	$0.09

Diluted net income per common stock	$0.01	$0.01	$0.09	$0.09

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic	$7,595,876	$1,898,969	$12,363,724	$3,437,383
Allocation of net income, diluted	7,595,876	1,898,969	12,325,118	3,475,989
Denominator:
Basic weighted average common stock outstanding	40,000,000	10,000,000	35,457,875	9,858,059
Diluted weighted average common stock outstanding	40,000,000	10,000,000	35,457,875	10,000,000

Basic net income per common stock	$0.19	$0.19	$0.35	$0.35

Diluted net income per common stock	$0.19	$0.19	$0.35	$0.35

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited

condensed consolidated financial statements.
Note
3-Initial
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
4-Related
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of September 30, 2022 and December 31, 2021, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Working Capital Loan”). On March 15, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. If the Company completes a Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The lender may elect to convert up to $1.5 million of such Working Capital Loan into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has drawn approximately $2.8 million and $0.9 million under such loans as of September 30, 2022 and December 31, 2021, respectively. The Working Capital Loan has a conversion feature that is considered an embedded derivative, but the value is de minimis for up to $1.5 million of the outstanding principal value.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The
Company incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. The Company incurred $62,500 and $56,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December, 2021, there was $0 and $35,000 in accounts payable related to this agreement, respectively.
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
5-Commitments
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
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential
T
argets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company has incurred approximately $284,000 and $0 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note
6-Class
A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units is recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption as of December 31, 2021	400,000,000
Increase in redemption value of Class A common stock subject to possible redemption	1,505,838

Class A common stock subject to possible redemption as of September 30, 2022	$401,505,838

Note
7-Stockholders’
Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s
Board.
As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 40,000,000 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
-The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock initially issued, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
The Amended and Restated Certificate of Incorporation provides that, prior to the initial Business Combination, only holders of the Founder Shares will have the right to vote on the election of directors. Holders of the Public Shares will not be entitled to vote on the election of directors during such time. These provisions of the Amended and Restated Certificate of Incorporation may only be amended if approved by holders of at least 90% of the outstanding common stock entitled to vote thereon. With respect to any other matter submitted to a vote of the stockholders, including any vote in connection with the initial Business Combination, except as required by applicable law or the applicable rules of the
New York Stock Exchange
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Note
8-Warrants
As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 20,000,000 warrants outstanding, comprised of 13,333,333 Public Warrants and 6,666,667 Private Warrants. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of the Class A common stock until the warrants expire or are redeemed. If a registration statement covering the shares of the Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption.
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
, and in the case of any such issuance to the initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor, RBC or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, RBC or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

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
Note
9-Fair
Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as
of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
September 30, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market fund	$402,112,433	$—		$—
Liabilities:
Derivative warrant liabilities-Public warrants	$666,670	—		—
Derivative warrant liabilities-Private placement warrants	$—	$333,330	$
Working Capital Loan-related party	$—	$—		$2,820,000

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market fund	$400,023,684	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$6,933,330	—	—
Derivative warrant liabilities-Private placement warrants	$—	$—	$3,666,670
Working Capital Loan-related party	$—	$—	$920,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on January 1, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the three and nine months ended September 30, 2022 and the year ended December 31, 2021.
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
The first $1.5 million in outstanding principal of the Working Capital Loan may be converted, at the lender’s option, into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has elected the fair value option to account for the borrowings under the Working Capital Loan that are subject to conversion. The fair value of the convertible portion of the Working Capital Loan was based on recent transactions and estimated to approximate its principal value as of September 30, 2022 and December 31, 2021. As a result, there were no unobservable inputs that have been internally developed by the Company which need to be disclosed. The embedded conversion was determined to have de minimis value as of December 31, 2021, at each subsequent funding date and at September 30, 2022. The Company valued the embedded conversion option using a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each measurement date was used as a proxy for the underlying warrant price.
The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants. The discounted value of the loan host was considered to approximate its principal value given the expected short time to maturity.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Exercise price	$11.50
Stock price	$9.73
Term (years)	5
Volatility	10.5%
Risk-free rate	1.44%
The change in the fair value of Level 3 liabilities for the nine months ended September 30, 2022 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 - Instruments January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	(10,200,000)	—
Working capital loan - related party	—	920,000
Level 3 - Instruments at December 31, 2021	3,666,670	920,000
Transfer of Private Placement Warrants from Level 3 to Level 2	(3,666,670)	—
Working capital loan - related party	—	1,400,000

Level 3 - Instruments at March 31, 2022	—	2,320,000
Working capital loan - related party	—	500,000

Level 3 - Instruments at June 30, 2022	$—	$2,820,000
Level 3 - Instruments at September 30, 2022	$—	$2,820,000

The change in the fair value of Level 3 derivative warrant liabilities for the nine months ended September 30, 2021 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 - Instruments January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	200,000	—

Level 3 - Instruments at March 31, 2021	14,066,670	—
Change in fair value of derivative warrant liabilities	(6,066,670)	100,000
Working capital loan - related party	—	100,000

Level 3 - Instruments at June 30, 2021	8,000,000	100,000
Change in fair value of derivative warrant liabilities	(1,866,670)	470,000

Level 3 - Instruments at September 30, 2021	$6,133,330	$570,000

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2022

Note
10-Subsequent
Events
The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.
Trading in the Company’s warrants issued in connection with its IPO (the “Public Warrants”) was suspended on November 4, 2022, based on “abnormally low” price levels, pursuant to Section 802.01D of the New York Stock Exchange (“NYSE”) Listed Company Manual. The NYSE will apply to the SEC to delist the Public Warrants upon completion of all applicable procedures, including any appeal by us of the NYSE’s decision.
Proposed Business Combination
On November 1
3
, 2022, the Company entered into a Merger Agreement (as amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”) with Electriq Power, Inc., a Delaware Corporation (“Electriq”), as disclosed in a Current Report on Form 8-K as filed with the SEC by the Company on November 14, 2022.
If the transactions contemplated by the Merger Agreement are completed (the “Transactions”), Electriq will survive such merger as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions contemplated by the Merger Agreement (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease and the holders of Electriq common stock, preferred stock, options and warrants will become equityholders of the Company, which will change its name to “Electriq Power Holdings, Inc.” in connection with the Proposed Business Combination.
For additional information regarding the Merger Agreement and the Transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on November 14, 2022.

Extension Proposal
The Company intends to seek an extension of the date by which it must consummate a Business Combination as the Board currently believes that there will not be sufficient time before February 1, 2023 to complete a Business Combination. On November 3, 2022, the Company filed a preliminary proxy statement on Schedule 14A with the SEC for the purposes of seeking its stockholder approval to extend the Combination Period from February 1, 2023 to May 1, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to August 1, 2023 (the date that is 30 months from the closing date of the IPO).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “TLG Acquisition One Corp.,” “our,” “us” or “we” refer to TLG Acquisition One Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021, our Quarterly Reports on Form 10-Q for the periods ending March 31, 2022 and June 30, 2022 and our other SEC filings. Any of those factors could result in a significant material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (the “Trust Account”), and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

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

If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 1, 2023, (as such period may be extended pursuant to a stockholder vote, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Proposed Business Combination

On November 13, 2022, we entered into a Merger Agreement (as amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”) with Electriq Power, Inc., a Delaware Corporation (“Electriq”), as disclosed in a Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company on November 14, 2022

If the transactions contemplated by the Merger Agreement are completed (the “Transactions”), Electriq will survive such merger as a wholly owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions contemplated by the Merger Agreement (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease and the holders of Electriq common stock, preferred stock, options and warrants will become equityholders of the Company, which will change its name to
“Electriq Power Holdings, Inc.” in connection with the Proposed Business Combination.

For additional information regarding the Merger Agreement and the Transactions contemplated therein, see the Current Report on Form 8-K as filed with the SEC by the Company on November 14, 2022.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $242,000 in our operating bank account and a working capital deficit of approximately $5.1 million (excluding income and franchise taxes).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. The Company has drawn approximately $2.8 million under such loans as of September 30, 2022.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 1, 2023 (as such period may be extended pursuant to a stockholder vote). The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

We intend to seek an extension of the date by which we must consummate a Business Combination as our Board currently believes that there will not be sufficient time before February 1, 2023 to complete a Business Combination. On November 3, 2022, we filed a preliminary proxy statement on Schedule 14A with the SEC for the purposes of seeking stockholder approval to extend the Combination Period from February 1, 2023 to May 1, 2023 (the date that is 27 months from the closing date of the IPO) (the “Amended Date”) and on a monthly basis up to three times from the Amended Date to August 1, 2023 (the date that is 30 months from the closing date of the IPO).

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded

U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

Results of Operations

Our entire activity from inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2022, we had net income of approximately $291,000, which consisted of approximately $1.8 million in interest income from investments held in the trust account and non-operating income of approximately $600,000 resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.7 million in general and administrative expenses, $50,000 in franchise tax expense and approximately $369,000 in income tax expense.

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

For the nine months ended September 30, 2022, we had net income of approximately $9.5 million, which consisted of approximately $2.4 million in interest income from investments held in the trust account and non-operating income of approximately $9.6 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $1.9 million in general and administrative expenses, approximately $189,000 in franchise tax expense and approximately $427,000 in income tax expense.

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

Contractual Obligations

Administrative Support Agreement

We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial

Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30, 2022 and 2021, respectively. We incurred $62,500 and $56,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022 and December, 2021, there was $0 and $35,000 in accounts payable related to this agreement, respectively.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed consolidated financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 25, 2022 and updated in our Quarterly Report on Form 10-Q filed with the SEC on May 16, 2022, other than as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 14, 2022	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)