Form 10-K
period 2022-12-31
TLG Acquisition One Corp.
filed 2023-03-20
CIK 1827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “ac ce
lerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
of the Exchange Act).    YES  ☒    NO  ☐
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter. The aggregate market value of the shares of Class A common stock held by non-affiliates
of the registrant was $392,000,000. As of
March
17, 2023, 7,948,405 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class
F
common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report on Form 10-K including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Annual Report on Form 10-K words such as “may,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” or the negative of such terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:

•	meet the closing conditions to the Business Combination (as defined below), including approval by our stockholders and Electriq (as defined below) on the expected terms and schedule;

•	our ability to select an appropriate target business or businesses should the proposed Business Combination not occur;

•	realize the benefits expected from the proposed Business Combination;

•	our expectations around the performance of a prospective target business or businesses should the proposed Business Combination not occur;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete the proposed Business Combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential business combination opportunities should the proposed Business Combination not occur;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

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

We maintain a corporate website at www.tlgacquisitions.com. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this Annual Report.

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

•

that the proposed Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on the consummation of the Business Combination or may cause us to be unable to consummate the proposed Business Combination;

•	our public shareholders’ ability to exercise redemption rights, including your ability to effect an investment decision only by redeeming shares for cash;

•	the requirement that we complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) and any potential leverage this could give prospective targets;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic;

•	our pool of prospective target business, including our ability to select an appropriate target business and our expectations around the performance of the prospective target businesses;

•	our potential ability to obtain additional financing if necessary to complete our initial business combination; and

•	changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

Risks relating to our securities, including risks and uncertainties surrounding:

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	being declared an investment company under the Investment Company Act;

•	our ability to amend the terms of warrants with approval of holders of at least 50% of the then outstanding public warrants in a manner that may be adverse to the holders thereof;

•	our ability to redeem your unexpired warrants prior to their exercise at a time that would make them worthless;

•	the grant of registration rights which may inhibit the completion of our initial business combination or adversely affect the market price of our Class A common stock; and

•	potential lack of liquidity and trading of our securities.

Risks relating to our management, including risks and uncertainties surrounding:

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	the ability of our officers and directors to generate a number of potential business combination opportunities should the proposed Business Combination not occur;

•	our sponsor, officers and directors losing their entire investment in us if our initial business combination is not completed; and

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination.

Other general risks, including risks and uncertainties surrounding:

•	being a blank check company with no operating history and no revenues;

•	our ability to comply with changing laws and regulations;

•	the Inflation Reduction Act which could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination.

•	data privacy and security breaches; and

•	acquiring and operating a business in foreign countries.

PART I

Item 1. Business

GENERAL

We are a blank check company incorporated in October, 2020 as a Delaware corporation (the “Company” or “TLG”) whose business purpose is to effect a business combination with one or more businesses (the “initial business combination”). We have reviewed a number of opportunities to enter into an initial business combination with an operating business, but we are not able to determine at this time whether we will complete the pending Business Combination or another initial business combination should the proposed Business Combination not occur. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, the Company is a “shell company” as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

In October 2020, we issued an aggregate of 8,625,000 Class F common stock, par value $0.0001 per share, the founder shares, to TLG Acquisition Founder LLC, our sponsor, for an aggregate purchase price of $25,000, or approximately $0.003 per share. Subsequently, in October 2020, our sponsor sold 431,250 founder shares to John Michael Lawrie at their original purchase price, which were subsequently contributed by Mr. Lawrie to an affiliate of our sponsor. In January 2021, our sponsor transferred 40,000 founder shares to each of our independent directors (collectively, together with our sponsor and its affiliate referenced in the prior sentence, the “Initial Stockholders”) at their original purchase price. In January 2021, we effected a stock dividend of 0.15942029 of a share of Class F common stock for each outstanding share of Class F common stock, resulting in the Initial Stockholders holding an aggregate of 10,000,000 founder shares. In January 2022, our sponsor forfeited for no consideration 5,000,000 founder shares in connection with the Extension (as defined below).

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

The balance of the funds held outside of the trust account are intended to be used primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations. At December 31, 2022, funds held in the Trust Account equaled $80,945,242.

On January 28, 2023, our Units began trading on the New York Stock Exchange (the “NYSE”) under the symbol “TLGA.U.” On March 17, 2021, we announced that the holders of the Units may elect to separately trade the Class A common stock and redeemable warrants included in the Units commencing on March 22, 2021. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant to purchase one share of Class A common stock. Any units not separated will continue to trade on the NYSE under the symbol “TLGA.U.” Any underlying Class A common stock that are separated will trade on NYSE under the symbol “TLGA.”

On November 4, 2022, the NYSE suspended trading in the Public Warrants based on “abnormally low” price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The NYSE delisted the Public Warrants and filed a notification of removal from listing on November 21, 2022. TLG intends to apply to continue the listing of the common stock of New Electriq (as defined below) on the NYSE and list the shares of New Electriq common stock to be issued in connection with the proposed Business Combination and related matters on the NYSE under the proposed symbol “ELIQ” upon the closing of the proposed Business Combination (the “Closing”).

PROPOSED BUSINESS COMBINATION

On November 13, 2022, the Company and Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into a Merger Agreement, as amended on December 23, 2022 and as may be further amended (the “Merger Agreement”) with Electriq Power, Inc., a Delaware corporation (“Electriq”). If the transactions contemplated by the Merger Agreement (the “Transactions”) are completed, Merger Sub will merge with and into Electriq, with Electriq surviving such merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease to exist and the holders of Electriq common stock, preferred stock, options, warrants and other convertible securities (collectively, the “Electriq equityholders”) will become equityholders of the Company, which will change its name to “Electriq Power Holdings, Inc.” in connection with the Business Combination ( “New Electriq”).

As part of the Merger, Electriq equityholders will receive aggregate merger consideration (the “Merger Consideration”) of $495 million, consisting of up to 49,500,000 shares of the Company’s Class A common stock, valued at $10.00 per share, and the right to elect to receive up to $25.0 million in cash with a corresponding reduction in the number of shares of the Company’s Class A common stock. At the closing of the Merger (the “Closing”), 2,000,000 shares of the Company’s Class A common stock from the Merger Consideration (the “Merger Consideration Incentive Shares”) will be placed into an escrow account to be used as Merger Consideration Incentive Shares. As part of the Merger Consideration, holders of Electriq’s warrants and options not exercised prior to the Merger will receive replacement warrants and options, respectively, to purchase shares of the Company’s Class A Common Stock based on the value of the Merger Consideration per share of Electriq common stock.

Pursuant to the Merger Agreement, the Company has agreed to use its reasonable best efforts to enter into subscription agreements, non-redemption agreements, backstop agreements or similar financing agreements (the “Financing Agreements”) with one or more persons to provide at least the level of cash required to provide adequate operating liquidity for New Electriq through December 31, 2023 (such transactions, the “Financings”).

In connection with the Financings, 7,000,000 shares of the Company’s Class A common stock (the “Incentive Shares”) will be placed in escrow at Closing, consisting of 5,000,000 newly issued shares of The Company’s Class A common stock (the “New Incentive Shares”) and the 2,000,000 Merger Consideration Incentive Shares. The New Incentive Shares will be paid out as incentives in the Financings first, followed by the Merger Consideration Incentive Shares. At the termination of the escrow, any New Incentive Shares not paid out in the Financing will be transferred 50% to the Sponsor (defined in the Merger Agreement) and 50% to the Electriq equityholders, and any Merger Consideration Incentive Shares not paid out in the Financing will be returned to the Electriq equityholders.

The Merger Agreement includes covenants of Electriq with respect to operation of its business prior to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, a covenant to make any required filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the preparation and filing of a registration statement on Form S-4 relating to the Merger and containing a proxy statement of the Company (the “Registration Statement / Proxy Statement”). The Merger Agreement also contains exclusivity provisions prohibiting Electriq and its subsidiaries from soliciting, initiating, knowingly facilitating, participating in, entering into, continuing discussions, negotiations or transactions with, or knowingly encouraging or responding to any inquiries or proposals by, or providing any information to any person relating to or that could reasonably be expect to lead to, or enter into or consummate any transaction relating to a Competing Company Transaction (as defined in the Merger Agreement), subject to limited exceptions specified therein.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the Business Combination contemplated by the Merger Agreement and their respective business operations and activities. The representations and warranties of the parties generally do not survive the Closing.

Consummation of the Business Combination is generally subject to customary conditions, including (a) expiration or termination of all applicable waiting periods under HSR, (b) the absence of any law or governmental order prohibiting the consummation of the Merger, (c) the effectiveness of the Registration Statement / Proxy Statement, (d) the Company’s Class A common stock to be issued in the Merger having been listed on The New York Stock Exchange (“NYSE”) upon the Closing, and otherwise satisfying the applicable listing requirements of NYSE, (e) receipt of stockholder approval from stockholders of each of the Company and Electriq for consummation of the Merger and other related necessary matters and (f) the Company having net tangible assets following the redemptions of at least $5,000,001.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including by mutual written consent or if the Business Combination has not been consummated on or prior to April 1, 2023 (subject to extensions until as late as June 1, 2023).

In connection with the execution of the Merger Agreement, certain security holders of Electriq (the “Electriq Holders”) entered into lock-up agreements (each, a “Lock-up Agreement”) with Electriq and the Company. Pursuant to the Lock-up Agreements, the Electriq Holders agreed, among other things, that their shares of the Company’s Class A common stock received as Merger Consideration may not be transferred until the earlier to occur of (i) six months following Closing and (ii) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their equity holdings in New Electriq for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if, after the Closing, (i) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, 10% of the Restricted Securities (as defined in the Lock-up Agreement) of each Electriq Holder is released from the Lock-up and (ii) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, an additional 10% of the Restricted Securities of each Electriq Holder will be released from the Lock-up.

In connection with the execution of the Merger Agreement, the Company entered into an agreement (the “Sponsor Agreement”) with Electriq, the Sponsor, an affiliate of the Sponsor and the Company’s independent directors, whereby the Sponsor and holders of the Company’s Class F common stock have agreed to waive certain of their anti-dilution and conversion rights with respect to the Class F common stock.

The Sponsor also agreed to subject its holdings of the Company’s Class F common stock, and the other holders of the Company’s Class F common stock agreed to subject their Class F common stock, to certain transfer restrictions as follows: (i) with respect to 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any 30-day trading period and (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; (ii) with respect to an additional 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period or (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; and (iii) with respect to all of the shares of Class F common stock (including those covered in (i) and (ii)), the Sponsor and the other holders will not transfer such shares until the earliest to occur of (x) the six-month anniversary of the Closing or (y) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; provided that (i) 10% of such shares of Class F common stock will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any 30-day trading period and (ii) an additional 10% of such shares of Class F common stock will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period.

In connection with the execution of the Merger Agreement, certain stockholders of Electriq (each, a “Supporting Electriq Stockholder”), Electriq and the Company entered into a Support Agreement (the “Support Agreement”). Under the Support Agreement, each Supporting Electriq Stockholder agreed to, among other things, (i) vote at any meeting of the stockholders of Electriq or by written consent all of its Electriq common stock and/or Electriq preferred stock, as applicable, held of record or thereafter acquired in favor of the Merger and the Transactions contemplated by the Merger Agreement and (ii) be bound by certain transfer restrictions with respect to Electriq securities, in each case, on the terms and subject to the conditions set forth in the Support Agreement.

The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor and certain former Electriq equityholders will enter into a stockholders’ agreement (the “Stockholders’ Agreement”), pursuant to which (i) the Sponsor will be entitled to nominate one (1) director until the date upon which the Sponsor’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Sponsor Initial Ownership Interest”) decreases to one-half of Sponsor Initial Ownership Interest and (ii) Greensoil Building Innovation Fund Co-Investment I, L.P. (“Greensoil”) will be entitled to nominate one (1) director until the date upon which Greensoil’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Greensoil Initial Ownership Interest”) decreases to one-half of the Greensoil Initial Ownership Interest. The Sponsor and Greensoil will also each be entitled to designate one non-voting board observer until the date upon which each of the Sponsor and Greensoil, respectively, holds less than 1% of the issued and outstanding common stock of New Electriq.

The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor, certain of its affiliates, RBC and certain former stockholders of Electriq will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, New Electriq will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of the Company’s Class A common stock that are held by, or issuable pursuant to other securities held by, the parties thereto from time to time.

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

We currently have a pending Business Combination with Electriq. If our Business Combination with Electriq is not completed, the time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination. We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

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

On December 19, 2022, TLG obtained stockholder approval to allow us to extend the time by which we must complete our initial business combination (the “Extension”) on a monthly basis up to six times from February 1, 2023 to August 1, 2023 by depositing into the Trust Account the lesser of (i) an aggregate of $600,000 or (ii) $0.06 for each issued and outstanding public share that has not been redeemed for each one-month Extension. In connection with the approval of the Extension, the holders of 32,051,595 shares of Class A common stock properly exercised their right to redeem such shares for a pro rata portion of the funds held in the Trust Account.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to limitations described herein. As of December 31, 2022, the amount in the Trust Account was approximately $10.18 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers, directors and an affiliate of our sponsor have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. RBC has also agreed not to redeem any such shares of our Class A common stock owned by it for which it has investment control in connection with a stockholder vote for our initial business combination.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only until April 1, 2023 (as such period may be extended to August 1, 2023) to complete our initial business combination. If we have not completed our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within such time period.

Our sponsor, officers, directors and an affiliate of our sponsor have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to their founder shares if we fail to complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023). However, if our sponsor, officers, directors and such affiliate of our sponsor acquire public shares of our common stock, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to such letter agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

Competition

We currently have a pending Business Combination with Electriq. If our Business Combination with Electriq is not completed, in identifying, evaluating and selecting a new target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these entities are well-established and have extensive experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Moreover, many of these competitors possess greater financial, technical, human and other resources or more local industry knowledge than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 515 North Flagler Drive, Suite 520, West Palm Beach, FL 33401. We consider our current office space adequate for our current operations.

Employees

We currently have three officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that members of our management will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 515 N. Flagler Drive, Suite 520, West Palm Beach, Florida 33401 or by telephone at (561) 945-8340.

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

We may not hold a stockholder vote to approve our initial business combination unless the business combination would typically require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. Please see the section entitled “Initial Business Combination Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek stockholder approval of our initial business combination, our sponsor, officers, directors and RBC have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our sponsor, officers, directors and an affiliate of our sponsor have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and any public shares held by them, in favor of our initial business combination. RBC has also agreed to vote any shares of our Class A common stock owned by it for which it has voting control in favor of our initial business combination and not to redeem any such shares for which it has investment control in connection with such stockholder vote. As a result, in addition to the Initial Stockholders’ founder shares, we would need 1,474,203, or approximately 18.5% (assuming all outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 7,948,405 public shares sold in the Initial Public Offering that have not been redeemed to be voted in favor of an initial business combination in order to have such initial business combination approved (or, if the applicable rules of the NYSE then in effect require approval by a majority of the votes cast by public stockholders, we would need 3,974,203 of public shares sold in the Initial Public Offering that have not been redeemed to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have an initial business combination approved). We expect that the Initial Stockholders and their permitted transferees will own approximately 38.6% of our outstanding common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.

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

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 1, 2023 (as such time period may be extended to August 1, 2023). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) . We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters significant outbreaks of infectious diseases like the ongoing COVID-19 pandemic, or military conflicts, including between Russia and Ukraine, and related sanctions.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law, in which case our public stockholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023)or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023), subject to applicable law. In addition, if we have not completed our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then existing stockholders for approval prior to the distribution of the proceeds held in our Trust Account. In that case, public stockholders may be forced to wait beyond such time period before they receive funds from our Trust Account. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the Trust Account are insufficient to allow us to operate for the up to 30 months following the closing of this offering, we may be unable to complete our initial business combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for the up to 30 months following the closing of our Initial Public Offering, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through this offering and potential loans from certain of our affiliates are discussed in Item 13 “Certain Relationships and Related Transactions, and Director Independence .” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to advisors for our potential Business Combination with Electriq or, if our Business Combination with Electriq is not completed, to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As of December 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 1, 2023 (as such period may be extended to August 1, 2023) then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.

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

If we have not consummated our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023), our public stockholders may be forced to wait beyond such time period before redemption from our Trust Account.

If we have not consummated our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023), we will distribute the aggregate amount then on deposit in the Trust Account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. Any redemption of public stockholders from the Trust Account shall be effected automatically by function of our amended and certificate of incorporation prior to any voluntary winding up. If we are required to windup, liquidate the Trust Account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond such time period before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated certificate of incorporation, and only then in cases where investors have properly sought to redeem their common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we have not completed our initial business combination with the required time period and do not amend certain provisions of our amended and restated certificate of incorporation prior thereto.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following April 1, 2023 (as such period may be extended to August 1, 2023) in the event we do not complete our business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1,

2023) is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.

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

Our amended and restated certificate of incorporation will authorize the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class F common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 172,051,595 and 15,000,000 authorized but unissued shares of Class A and Class F common stock, respectively, available for issuance, which amount takes into account the shares of Class A common stock reserved for issuance upon exercise of outstanding warrants but not the conversion of the Class F common stock. Shares of Class F common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock outstanding.

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

We may only be able to complete one business combination with the remaining proceeds of the Initial Public Offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The remaining net proceeds from the Initial Public Offering and the sale of the private placement warrants provided us with approximately $80 million (after taking into account the funds withdrawn from the

Trust Account to pay holders that exercised their right to redeem their shares in connection with the Extension) that we may use to complete our initial business combination (before payment of $14.0 million of deferred underwriting commissions being held in the Trust Account).

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

Our sponsor, officers, directors, an affiliate of our sponsor have agreed that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). These agreements are contained in a letter agreement that we have entered into with our sponsor, officers, directors and such affiliate of our sponsor. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

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

We currently have a pending Business Combination with Electriq. If our Business Combination with Electriq is not completed, and we intend to find new target businesses, we would target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants. If the cash portion of the purchase price exceeds the amount available from the trust account, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.00 per share on the redemption of their shares. See “-If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

The Business Combination may be subject to U.S. foreign investment regulations, which may impose conditions on the consummation of the Business Combination or may cause the Company to be unable to consummate the Business Combination.

The Committee on Foreign Investment in the United States (“CFIUS”) is an interagency committee authorized to review the national security implications associated with investments that give a foreign person control over a U.S. business, as well as certain non-controlling but non-passive foreign equity investments in U.S. businesses involved in critical technologies, critical infrastructure and sensitive personal data. Whether CFIUS has jurisdiction to review a transaction depends on, among other factors, the nature of the business and nexus to national security, and the structure of the transaction, particularly concerning the control rights that it would afford to the foreign person, including governance and information access rights.

The Business Combination will result in investments by non-U.S. persons in various U.S. entities that may be a covered transaction subject to CFIUS jurisdiction. For example, entities affiliated with GBIF Management Ltd., an entity organized in Canada, will indirectly hold between 24.1% and 32.4% of the issued and outstanding common stock of the Company after the Business Combination, assuming the No Redemption scenario and the 86% Redemptions scenario, respectively, as defined in the Form S-4. In addition, GBIF Management Ltd. will have the right to designate one director to the board of the Company after the Business Combination.

Any review of the Business Combination by CFIUS may impact transaction certainty, timing, feasibility and cost, among other things. CFIUS has broad authority to mitigate national security risks of a transaction, including requiring mitigation measures such as limiting governance or information access rights or even blocking a transaction. Accordingly, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to the parties to the Business Combination or such investors.

The process of government review could be lengthy. Because we have only a limited time to complete the Business Combination, our failure to obtain any required approvals within the requisite time-period may require us to liquidate. If we liquidate, our public stockholders may only receive their pro rata share of amounts held in the trust account, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in the Business Combination and the chance of realizing future gains on your investment through any price appreciation in the combined company.

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

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that had not been selected at the time of our Initial Public Offering, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will have net tangible assets in excess of $5,000,000, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

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

If we were deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To avoid that result, on or shortly prior to the 24-month anniversary of the effective date of the registration statement relating to our initial public offering, we liquidated the securities held in the Trust Account and instead hold all funds in the Trust Account in cash. As a result, following the liquidation, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount that our public stockholders would receive upon any redemption or liquidation of the Company.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating to, among other things, circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a SPAC to file a Current Report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement relating to the SPAC’s initial public offering. Such SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement relating to its initial public offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that has not entered into a definitive agreement within 18 months after the effective date of the registration statement relating to its initial public offering or that does not complete its initial business combination within 24 months after such date. We have not entered into a definitive business combination agreement within 18 months after the effective date of the registration statement relating to our initial public offering, and did not complete our initial business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

From our IPO until December 28, 2022, the funds in the trust account were held only in U.S. government securities within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), on December 28, 2022, we liquidated our portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

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

We issued warrants to purchase 13,333,333 shares of our Class A common stock, at a price of $11.50 per share (subject to adjustment), as part of the units offered by the Initial Public Offering and, simultaneously with the completion of the Initial Public Offering, we issued in a private placement warrants to purchase an aggregate of 6,666,667 shares of Class A common stock at $11.50 per share (subject to adjustment). The Initial Stockholders currently hold an aggregate of 5,000,000 founder shares. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment. In addition, our sponsor has made a working capital loan to us, of which up to $1,500,000 of outstanding principal may be converted into warrants, at the price of $1.50 per warrant at the option of our sponsor. Such warrants would be identical to the private placement warrants.

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

Our amended and restated certificate of incorporation will provide that, unless we select or consent to the selection of an alternative forum, all complaints asserting any internal corporate claims, which include claims in the right of our company (i) that are based upon a violation of a duty by a current or former director, officer, employee or stockholder in such capacity or (ii) as to which the DGCL confers jurisdiction upon the Court of Chancery, shall, to the fullest extent permitted by law, be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, another state court or a federal court located within the State of Delaware. Furthermore, unless we select or consent to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our choice-of-forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring an interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. These choice-of-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find these provisions of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

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

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

In October 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in exchange for 8,625,000 founder shares. Subsequently, in October 2020, our sponsor sold 431,250 founder shares to Mr. Lawrie at their original purchase price, which were subsequently contributed by Mr. Lawrie to an affiliate of our sponsor. In January 2021, our sponsor transferred 40,000 founder shares to each of our independent directors at their original purchase price. In January 2021, we effected a stock dividend of 0.15942029 of a share of Class F common stock for each outstanding share of Class F common stock, resulting in the Initial Stockholders holding an aggregate of 10,000,000 founder shares. In January 2022, our sponsor forfeited for no consideration 5,000,000 founder shares in connection with the Extension. As such, the Initial Stockholders collectively own approximately 38.6% of our outstanding shares after the Initial Public Offering and the Extension. The founder shares will be worthless if we do not complete an initial business combination. Simultaneously with the closing of the Initial Public Offering, our sponsor purchased 4,666,667 private placement warrants for a purchase price of $7,000,000, or a price of $1.50 per warrant. The private placement warrants will also be worthless if we do not complete a business combination. Each private placement warrant may be exercised for one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of Class A common stock included in the units being sold in the Initial Public Offering, except that: (i) only holders of the founder shares have the right to vote on the election of directors prior to our initial business combination; (ii) the founder shares are subject to certain transfer restrictions; (iii) our sponsor, officers, directors and an affiliate of our sponsor have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with (1) the completion of our initial business combination and (2) a stockholder vote to amend our amended and restated certificate of incorporation (x) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) or (y) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity and (B) to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023) (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame); (iv) the founder shares are automatically convertible into our Class A common stock at the time of our initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights; and (v) the founder shares are entitled to registration rights.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

The Inflation Reduction Act could cause a reduction in the cash available on hand to complete a Business Combination and in our ability to complete a Business Combination.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units and Class A Common Stock are traded on the NYSE under the symbol “TLGA.U” and “TLGA”, respectively. Our units commenced public trading on January 28, 2021, and our Class A Common Stock began separate trading on March 22, 2021. On November 4, 2022, the NYSE suspended trading in the Public Warrants based on “abnormally low” price levels pursuant to Section 802.01D of the NYSE Listed Company Manual. The NYSE delisted the Public Warrants and filed a notification of removal from listing on November 21, 2022.

Holders

As of March 17, 2023, there was one holder of record of our Class A Common Stock.

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

Overview

We are a blank check company incorporated in Delaware on October 2, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is TLG Acquisition Founder LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 27, 2021. On February 1, 2021, we consummated our Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,000,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement of 4,666,667 and 2,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and RBC Capital Markets, LLC, in its capacity as a purchaser of Private Placement Warrants (“RBC”), respectively, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10.0 million.

Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a Trust Account, and will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On December 28, 2022, we liquidated our portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

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

If we are unable to complete a Business Combination by April 1, 2023 (as such period may be extended to August 1, 2023), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Trust Account Redemptions and Extension of Combination Period

On December 19, 2022, we held a special meeting of stockholders at which such time our stockholders approved the proposal to amend our amended and restated certificate of incorporation giving the Company the right to extend the business combination deadline on a monthly basis up to six times from February 1, 2023 to August 1, 2023 by depositing into the Trust Account the lesser of (i) an aggregate of $600,000 or (ii) $0.06 for each issued and outstanding Public Share that has not been redeemed for each one-month extension (the “Extension”). On both January 30, 2023 and February 24, 2023, the Company deposited $476,904 into the Trust Account in order to extend the business combination deadline to March 1, 2023 and April 1, 2023, respectively.

In connection with such vote, the holders of an aggregate of 32,051,595 Public Shares exercised their right to redeem their shares for an aggregate of approximately $324.4 million in cash held in the Trust Account. Additionally, upon shareholder approval of the Extension, our Sponsors agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled (the “Forfeiture”). The Forfeiture occurred on January 30, 2023.

Proposed Business Combination

On November 13, 2022, the Company and Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into a Merger Agreement, as amended on December 23, 2022 and as may be further amended (the “Merger Agreement”) with Electriq Power, Inc., a Delaware corporation (“Electriq”). If the transactions contemplated by the Merger Agreement (the “Transactions”) are completed, Merger Sub will merge with and into Electriq, with Electriq surviving such merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease to exist and the holders of Electriq common stock, preferred stock, options, warrants and other convertible securities (collectively, the “Electriq equityholders”) will become equityholders of the Company, which will change its name to “Electriq Power Holdings, Inc.” in connection with the Business Combination ( “New Electriq”).

As part of the Merger, Electriq equityholders will receive aggregate merger consideration (the “Merger Consideration”) of $495 million, consisting of up to 49,500,000 shares of the Company’s Class A common stock, valued at $10.00 per share, and the right to elect to receive up to $25.0 million in cash with a corresponding reduction in the number of shares of the Company’s Class A common stock. At the closing of the Merger (the “Closing”), 2,000,000 shares of the Company’s Class A common stock from the Merger Consideration (the “Merger Consideration Incentive Shares”) will be placed into an escrow account to be used as Merger Consideration Incentive Shares. As part of the Merger Consideration, holders of Electriq’s warrants and options not exercised prior to the Merger will receive replacement warrants and options, respectively, to purchase shares of the Company’s Class A Common Stock based on the value of the Merger Consideration per share of Electriq common stock.

Pursuant to the Merger Agreement, the Company has agreed to use its reasonable best efforts to enter into subscription agreements, non-redemption agreements, backstop agreements or similar financing agreements (the “Financing Agreements”) with one or more persons to provide at least the level of cash required to provide adequate operating liquidity for New Electriq through December 31, 2023 (such transactions, the “Financings”).

In connection with the Financings, 7,000,000 shares of the Company’s Class A common stock (the “Incentive Shares”) will be placed in escrow at Closing, consisting of 5,000,000 newly issued shares of The Company’s Class A common stock (the “New Incentive Shares”) and the 2,000,000 Merger Consideration Incentive Shares. The New Incentive Shares will be paid out as incentives in the Financings first, followed by the Merger Consideration Incentive Shares. At the termination of the escrow, any New Incentive Shares not paid out in the Financing will be transferred 50% to the Sponsor (defined in the Merger Agreement) and 50% to the Electriq equityholders, and any Merger Consideration Incentive Shares not paid out in the Financing will be returned to the Electriq equityholders.

The Merger Agreement includes covenants of Electriq with respect to operation of its business prior to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, a covenant to make any required filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the preparation and filing of a registration statement on Form S-4 relating to the Merger and containing a proxy statement of the Company (the “Registration Statement / Proxy Statement”). The Merger Agreement also contains exclusivity provisions prohibiting Electriq and its subsidiaries from soliciting, initiating, knowingly facilitating, participating in, entering into, continuing discussions, negotiations or transactions with, or knowingly encouraging or responding to any inquiries or proposals by, or providing any information to any person relating to or that could reasonably be expect to lead to, or enter into or consummate any transaction relating to a Competing Company Transaction (as defined in the Merger Agreement), subject to limited exceptions specified therein.

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the Business Combination contemplated by the Merger Agreement and their respective business operations and activities. The representations and warranties of the parties generally do not survive the Closing.

Consummation of the Business Combination is generally subject to customary conditions, including (a) expiration or termination of all applicable waiting periods under HSR, (b) the absence of any law or governmental order prohibiting the consummation of the Merger, (c) the effectiveness of the Registration Statement / Proxy Statement, (d) the Company’s Class A common stock to be issued in the Merger having been listed on The New York Stock Exchange (“NYSE”) upon the Closing, and otherwise satisfying the applicable listing requirements of NYSE, (e) receipt of stockholder approval from stockholders of each of the Company and Electriq for consummation of the Merger and other related necessary matters and (f) the Company having net tangible assets following the redemptions of at least $5,000,001.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including by mutual written consent or if the Business Combination has not been consummated on or prior to April 1, 2023 (subject to extensions until as late as June 1, 2023).

In connection with the execution of the Merger Agreement, certain security holders of Electriq (the “Electriq Holders”) entered into lock-up agreements (each, a “Lock-up Agreement”) with Electriq and the Company. Pursuant to the Lock-up Agreements, the Electriq Holders agreed, among other things, that their shares of the Company’s Class A common stock received as Merger Consideration may not be transferred until the earlier to occur of (i) six months following Closing and (ii) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their equity holdings in New Electriq for cash, securities or other property (the “Lock-up”). Notwithstanding the foregoing, if, after the Closing, (i) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, 10% of the Restricted Securities (as defined in the Lock-up Agreement) of each Electriq Holder is released from the Lock-up and (ii) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-day trading period, an additional 10% of the Restricted Securities of each Electriq Holder will be released from the Lock-up.

In connection with the execution of the Merger Agreement, the Company entered into an agreement (the “Sponsor Agreement”) with Electriq, the Sponsor, an affiliate of the Sponsor and the Company’s independent directors, whereby the Sponsor and holders of the Company’s Class F common stock have agreed to waive certain of their anti-dilution and conversion rights with respect to the Class F common stock.

The Sponsor also agreed to subject its holdings of the Company’s Class F common stock, and the other holders of the Company’s Class F common stock agreed to subject their Class F common stock, to certain transfer restrictions as follows: (i) with respect to 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any 30-day trading period and (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; (ii) with respect to an additional 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period or (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; and (iii) with respect to all of the shares of Class F common stock (including those covered in (i) and (ii)), the Sponsor and the other holders will not transfer such shares until the earliest to occur of (x) the six-month anniversary of the Closing or (y) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their the Company’s Class A common stock for cash, securities or other property; provided that (i) 10% of such shares of Class F common stock will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any 30-day trading period and (ii) an additional 10% of such shares of Class F common stock will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period.

In connection with the execution of the Merger Agreement, certain stockholders of Electriq (each, a “Supporting Electriq Stockholder”), Electriq and the Company entered into a Support Agreement (the “Support Agreement”). Under the Support Agreement, each Supporting Electriq Stockholder agreed to, among other things, (i) vote at any meeting of the stockholders of Electriq or by written consent all of its Electriq common stock and/or Electriq preferred stock, as applicable, held of record or thereafter acquired in favor of the Merger and the Transactions contemplated by the Merger Agreement and (ii) be bound by certain transfer restrictions with respect to Electriq securities, in each case, on the terms and subject to the conditions set forth in the Support Agreement.

The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor and certain former Electriq equityholders will enter into a stockholders’ agreement (the “Stockholders’ Agreement”), pursuant to which (i) the Sponsor will be entitled to nominate one (1) director until the date upon which the Sponsor’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Sponsor Initial Ownership Interest”) decreases to one-half of Sponsor Initial Ownership Interest and (ii) Greensoil Building Innovation Fund Co-Investment I, L.P. (“Greensoil”) will be entitled to nominate one (1) director until the date upon which Greensoil’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Greensoil Initial Ownership Interest”) decreases to one-half of the Greensoil Initial Ownership Interest. The Sponsor and Greensoil will also each be entitled to designate one non-voting board observer until the date upon which each of the Sponsor and Greensoil, respectively, holds less than 1% of the issued and outstanding common stock of New Electriq.

The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor, certain of its affiliates, RBC and certain former stockholders of Electriq will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, New Electriq will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of the Company’s Class A common stock that are held by, or issuable pursuant to other securities held by, the parties thereto from time to time.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $20,000 in our operating bank account and a working capital deficit of approximately $7.0 million, not including taxes payable of approximately $1.0 million.

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. The Company has drawn approximately $3.0 million under such loans as of December 31, 2022.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements - Going Concern,” we have determined that the liquidity issue, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after April 1, 2023 (as such period may be extended to August 1, 2023). The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity since inception up to December 31, 2022 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had net income of approximately $10.4 million, which consisted of approximately $5.7 million in interest income from investments held in the trust account and non-operating income of approximately $9.8 million resulting from changes in fair value of derivative warrant liabilities, approximately $690,000 resulting from changes in fair value of the Working Capital Loan, partially offset by approximately $4.4 million in general and administrative expenses, approximately $239,000 in franchise tax expense and approximately $1.1 million in income tax expense.

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

Contractual Obligations

Administrative Support Agreement

We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred approximately $84,000 and $78,000 in general and administrative expenses in the accompanying consolidated statements of operations in the year ended December 31, 2022 and for the period from October 2, 2020 (inception) through December 31, 2020, respectively, related to the administrative support agreement.

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

Critical Accounting Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants has subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loan-Related Party

We have elected the fair value option to account for borrowings under the Working Capital Loan with its affiliates. As a result of applying the fair value option, we recognize each borrowing, when drawn, at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recognized as change in the fair value of Working Capital Loan-related party in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and officers are as follows:

Name	Age	Title

John Michael Lawrie	69	Chief Executive Officer, President, Chairman

David Johnson	69	Chief Financial Officer and Director

Jonathan Morris	46	Chief Development Officer

Kristin Muhlner	52	Director

Edward Ho	60	Director

Zainabu Oke	55	Director

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. Our Code of Ethics is posted on our website located at www.tlgacquisitions.com. The information that may be contained on or accessible through our website or any other website that we may maintain, including the information at the link above, is not incorporated by reference in, or otherwise a part of, this report or in any other filings we make with the SEC.

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

•

Our sponsor, officers, directors and an affiliate of our sponsor have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our sponsor, officers, directors and such affiliate of our sponsor have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination by April 1, 2023 (as such period may be extended to August 1, 2023). However, if our sponsor, officers, directors and such affiliate of our sponsor acquire public shares of our common stock, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the prescribed time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by the Initial Stockholders until the earliest to occur of: (A) one year after the completion of our initial business combination; (B) subsequent to our initial business combination, if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination; and (C) the date following the completion of our initial business combination on which we complete a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and the Class A common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor or its permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor, officers, directors and such affiliate of our sponsor may directly or indirectly own common stock and warrants following the Initial Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

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

Item 11. Executive Compensation

None of our officers or directors have received any cash compensation for services rendered to us. In January 2021, our sponsor transferred 40,000 founder shares to each of our independent directors as compensation at their original purchase price. In January 2021, we effected a stock dividend of 0.15942029 of a share of Class F common stock for each outstanding share of Class F common stock, resulting in each of our independent directors holding 46,377 founder shares. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In January 2022, our sponsor forfeited for no consideration 5,000,000 founder shares in connection with the Extension. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates. After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 17, 2023 by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of our Class A common stock or Class F common stock;

•	each of our named executive officers and directors that beneficially own shares of common stock; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our common stock beneficially owned by them.

	Class A Common Stock		Class F Common Stock
	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Voting Control
Name and Address of Beneficial Owner(1)
TLG Acquisition Founder LLC(3)	—	—	4,360,869	87.2%	33.7%
John Michael Lawrie(4)	—	—	4,860,869	97.2%	37.5%
Meteora Capital, LLC (5)	708,947	8.9%	—	—	5.5%
Sculptor Capital LP(6)	636,971	8.0%	—	—	4.9%
Owl Creek Asset Management, L.P.(7)	600,000	7.6%	—	—	4.6%
Yakira Partners, L.P.(8)	501,554	6.3%	—	—	3.9%
AQR Capital Management, LLC (9)	500,000	6.3%	—	—	3.9%
David Johnson(10)	—	—	—	—	—
Jonathan Morris	—	—	—	—	—
Kristin Muhlner	—	—	46,377	*	*
Edward Ho	—	—	46,377	*	*
Zainabu Oke	—	—	23,189	*	*
All officers and directors as a group (6 individuals)	—	—	4,976,812	99.5%	38.4%

*	Less than one percent

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 515 North Flagler Drive, Suite 520, West Palm Beach, FL 33401.

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

(4)

Represents 4,360,869 shares of Class F common stock held by our sponsor and 500,000 shares of Class F common stock held by TLG Fund I, LP. The shares held by our sponsor are beneficially owned by Mr. Lawrie, the Chairman of the Board of Directors, Chief Executive Officer and President, and the manager of our sponsor, who has sole voting and dispositive power over the shares held by our sponsor. The shares held by TLG Fund I, LP are beneficially owned by Mr. Lawrie, the manager of the general partner of TLG Fund I, LP, who has sole voting and dispositive power over the shares held by TLG Fund I, LP. Mr. Lawrie disclaims beneficial ownership of the shares held by our sponsor and TLG Fund I, LP except to the extent of his pecuniary interest therein.

(5)

Based on the Schedule 13G filed February 16, 2023 jointly by Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”), with respect to the Class A common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”) and Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds.

(6)

Based on the Schedule 13G filed January 12, 2023 (the “Sculptor Schedule 13G”) jointly by Sculptor Capital LP (“Sculptor”), Sculptor Capital II LP (“Sculptor II”), Sculptor Capital Holding Corp. (“SCHC”), Sculptor Capital Holding II LLC (“SCHC II”), Sculptor Capital Management, Inc. (“SCU”), Sculptor Master Fund, Ltd. (“SCMF”), Sculptor Special Funding, LP (“NRMD”) and Sculptor SC II LP (“NJGC”), Sculptor and Sculptor II serve as the principal investment managers to certain private funds and discretionary accounts (collectively, the “Accounts”) and thus may be deemed beneficial owners of the Class A common stock in the Accounts managed by Sculptor and Sculptor II. SCHC II serves as the sole general partner of Sculptor II and is wholly owned by Sculptor. SCHC serves as the sole general partner of Sculptor. As such, SCHC and SCHC II may be deemed to control Sculptor as well as Sculptor II and, therefore, may be deemed to be the beneficial owners of the Class A common stock reported in the Sculptor Schedule 13G. SCU is the sole shareholder of SCHC, and, for purposes of the Sculptor Schedule 13G, may be deemed a beneficial owner of the Class A common stock reported therein.

(7)

Based on the Schedule 13G filed February 9, 2023 jointly by Owl Creek Asset Management, L.P. (“Owl Creek”), a Delaware limited partnership and the investment manager of Owl Creek Credit Opportunities Master Fund, L.P. (the “Owl Creek Fund”), with respect to the shares of Class A common stock owned by the Owl Creek Fund and Jeffrey A. Altman (“Mr. Altman”) as managing member of the general partner of Owl Creek, with respect to the shares of Class A common stock owned by the Owl Creek Fund.

(8)

Based on the Schedule 13G filed February 14, 2023 jointly by Yakira Partners, L.P., representing 51,293 shares of Class A common stock, and Yakira Enhanced Offshore Fund Ltd., representing 2,500 shares of Class A common stock and MAP 136 Segregated Portfolio, representing 447,761 shares of Class A common stock.

(9)	Based on a Schedule 13G filed February 14, 2023 jointly by AQR Capital Management, LLC, AQR Capital Management Holdings, LLC and AQR Arbitrage, LLC.

(10)	Does not include any shares indirectly owned by this individual as a result of his indirect membership interest in our sponsor.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In October 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in exchange for 8,625,000 founders shares. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. Subsequently, in October 2020, our sponsor sold 431,250 founder shares to Mr. Lawrie at their original purchase price, which were subsequently contributed by Mr. Lawrie to TLG Fund I, LP., an affiliate of our sponsor. In January 2021, our sponsor transferred 40,000 founder shares to each of our independent directors at their original purchase price. In January 2021, we effected a stock dividend of 0.15942029 of a share of Class F common stock for each outstanding share of Class F common stock, resulting in the Initial Stockholders holding an aggregate of 10,000,000 founder shares. In January 2022, our sponsor forfeited for no consideration 5,000,000 founder shares in connection with the Extension. As such, the Initial Stockholders collectively own approximately 38.6% of our outstanding shares after the Initial Public Offering and the Extension.

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

We entered into an agreement with an affiliate of our sponsor, pursuant to which we pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 30 months , an affiliate of our sponsor will be paid a total of $210,000 ($7,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

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

In order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loan”). Subsequent to the consummation of the Initial Public Offering, we have drawn on the Working Capital Loan, and as of December 31, 2022, the outstanding balance under the Working Capital Loan is approximately $3.0 million. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. Otherwise, such loan may be repaid only out of funds held outside the Trust Account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of the outstanding principal balance of such loan may be convertible into warrants of the post business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

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

Item 14. Principal Accounting Fees and Services

The firm of WithumSmith+Brown, PC (“Withum”) served as the Company’s independent registered public accounting firm from October 2, 2020 (inception) through December 31, 2022. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees and of services rendered in connection with our initial public offering, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $135,720 and $108,150, respectively.

Audit Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees for the years ended December 31, 2022 and 2021.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We paid Withum tax fees during the years ended December 31, 2022 and 2021, totaling $9,100 and $8,570 respectively.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the years ended December 31, 2022 and 2021.

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

(3)	The following Exhibits are filed or incorporated by reference as part of this report:

Exhibit No.	Description

2.1†	Merger Agreement, dated as of November 13, 2022, by and among the Company, Merger Sub and Electriq (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

2.2	First Amendment to Merger Agreement, dated as of December 23, 2022, by and among the Company, Merger Sub and Electriq (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on December 23, 2022).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on December 21, 2022).

3.3	By Laws (Incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

4.1	Warrant Agreement, dated January 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

4.2	Description of Securities (Incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on March 25, 2022).

10.1	Letter Agreement, dated January 27, 2021, by and among the Company and RBC (Incorporated by reference to Exhibit 10.13 of the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.2	Promissory Note, dated October 13, 2020, issued to TLG Acquisition Founder LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

10.3	Form of Indemnity Agreement (Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

10.4	Investment Management Trust Agreement, dated January 27, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.5	Amendment No. 1 to Investment Management Trust Agreement, dated December 19, 2022, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on December 21, 2022).

10.6	Registration Rights Agreement, dated Jan 27, 2021, by and between the Company, RBC and the Sponsor (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.7	Securities Subscription Agreement, dated October 13, 2020, between the Company and TLG Acquisition Founder LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

10.8	Private Placement Warrants Purchase Agreement, dated January 27, 2021, by and between the Company and the Sponsor (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.9	Private Placement Warrants Purchase Agreement, dated January 27, 2021, by and between the Company and RBC (Incorporated by reference to Exhibit 10.14 of the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.10	Administrative Support Agreement, dated January 27, 2021, by and between the Company and the TLG Management Partners LLC (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on February 1, 2021).

10.11	Form of Administrative Services Agreement between the Company and TLG Management Partners LLC (Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

10.12	Form of Letter Agreement among the Company and RBC Capital Markets, LLC (Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-252032), filed with the U.S. Securities and Exchange Commission on January 12, 2021).

10.13	Amended and Restated Promissory Note dated as of March 15, 2022, between the Company and the Sponsor (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 10-Q (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on May 16, 2022).

10.14	Lock-up Agreement, dated as of November 13, 2022, by and among certain stockholders of Electriq, the Company and Electriq (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

10.15	Sponsor Agreement, dated as of November 13, 2022 by and among the Company, Electriq, the Sponsor, an affiliate of Sponsor and the Company’s independent directors (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

10.16	Form of Support Agreement, by and among certain stockholders of Electriq, Electriq and TLG (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

10.17	Stockholders’ Agreement, dated as of November 13, 2022, by and among New Electriq, Sponsor and certain former Electriq equityholders (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

10.18	Form of Registration Rights Agreement, by and among New Electriq, Sponsor and certain of its affiliates, RBC and certain former stockholders of Electriq (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on November 14, 2022).

10.19	Amended and Restated Securities Purchase Agreement, dated December 23, 2022, between Electriq and John Michael Lawrie (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on December 23, 2022).

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TLG ACQUISITION ONE CORP.

Date: March 20, 2023	By:	/s/ John Michael Lawrie
John Michael Lawrie
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Michael Lawrie John Michael Lawrie	Chief Executive Officer, Director (Principal Executive Officer)	March 20, 2023

/s/ David Johnson David Johnson	Chief Financial Officer (Principal Financial and Accounting Officer)	March 20, 2023

/s/ Zainabu Oke Zainabu Oke	Director	March 20, 2023

/s/ Kristin Muhlner Kristin Muhlner	Director	March 20, 2023

/s/ Edward Ho Edward Ho	Director	March 20, 2023

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
TLG Acquisition One Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TLG Acquisition One Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by April 1, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition, date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over fi nanc
ial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 20, 2023
PCAOB ID Number 100

F-1

TLG ACQUISITION ONE CORP.
CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash	$19,750	$48,491
Prepaid expenses	108,156	105,654

Total current assets	127,906	154,145
Cash and investments held in Trust Account	80,945,242	400,023,684

Total Assets	$81,073,148	$400,177,829

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$276,917	$48,917
Accrued expenses	4,472,261	2,428,864
Working capital loan - related party	2,330,370	920,000
Income tax payable	1,055,680	—
Franchise tax payable	50	121,425

Total current liabilities	8,135,278	3,519,206
Derivative warrant liabilities	800,000	10,600,000
Deferred underwriting commissions	14,000,000	14,000,000

Total Liabilities	22,935,278	28,119,206
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 7,948,405 and 40,000,000 shares at redemption value of approximately $10.03 and $10.00 per share as of December 31, 2022 and 2021, respectively	79,739,786	400,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and 2021	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of December 31, 2022 and 2021 (excluding 40,000,000 shares subject to possible redemption)	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 10,000,000 shares issued and outstanding as of December 31, 2022 and 2021	1,000	1,000
Additional paid-in capital	—	—
Accumulated deficit	(21,602,916)	(27,942,377)

Total stockholders’ deficit	(21,601,916)	(27,941,377)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$81,073,148	$400,177,829

The accompanying notes are an integral part of these consolidated financial statements.

F-
2

TLG ACQUISITION ONE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2022 and 2021

	For the Years Ended
	2022	2021
General and administrative expenses	$4,353,919	$4,332,947
General and administrative expenses - related party	83,500	78,000
Franchise tax expenses	238,894	209,995

Loss from operations	(4,676,313)	(4,620,942)
Offering costs associated with derivative warrant liabilities	—	(1,413,340)
Change in fair value of derivative warrant liabilities	9,800,000	23,933,330
Change in fair value of working capital loan - related party	689,630	—
Income from investments held in Trust Account	5,683,750	23,684

Net income before income taxes	11,497,067	17,922,732
Income tax expense	(1,055,679)	—

Net income	$10,441,388	$17,922,732

Weighted average shares outstanding of Class A common stock , basic and diluted	39,824,375	36,602,740

Basic and diluted net income per share, Class A common stock	$0.21	$0.39

Weighted average shares outstanding of Class F common stock, basic and diluted	10,000,000	9,893,836

Basic and diluted net income per share, Class F common stock	$0.21	$0.39

The accompanying notes are an integral part of these consolidated financial statements.

F-
3

TLG ACQUISITION ONE CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Year Ended December 31, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(4,101,927)	(4,101,927)
Net income	—	—	—	—	—	10,441,388	10,441,388

Balance - December 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,602,916)	$(21,601,916)

For the Year Ended December 31, 2021

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - January 1, 2021	—	$—	10,000,000	$1,000	$24,000	$(3,329)	$21,671
Accretion of Class A common stock subject to possible	—	—	—	—	(24,000)	(45,861,780)	(45,885,780)
redemption amount
Net income	—	—	—	—	—	17,922,732	17,922,732

Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)

The accompanying notes are an integral part of these consolidated financial statements.

F-
4

TLG ACQUISITION ONE CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2022 and 2021

	For t he Years Ended
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,441,388	$17,922,732
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under note payable	—	1,530
Offering costs associated with derivative warrant liabilities	—	1,413,340
Change in fair value of derivative warrant liabilities	(9,800,000)	(23,933,330)
Change in fair value of working capital loan - related party	(689,630)	—
Income from investments held in Trust Account	(5,683,750)	(23,684)
Changes in operating assets and liabilities:
Prepaid expenses	(2,502)	(105,654)
Accounts payable	228,000	48,917
Accrued expenses	2,043,398	2,343,864
Income tax payable	1,055,680	—
Franchise tax payable	(121,375)	120,488

Net cash used in operating activities	(2,528,791)	(2,211,797)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for taxes	400,050	—
Cash withdrawn from Trust Accou n t for redemptions	324,362,141	—
Cash deposited in Trust Account	—	(400,000,000)

Net cash provided by (used in) investing activities	324,762,191	(400,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(192,312)
Proceeds received from initial public offering, gross	—	400,000,000
Proceeds received from private placement	—	10,000,000
Redemption of Class A common stock	(324,362,141)	—
Proceeds received from working Capital Loan - related party	2,100,000	920,000
Offering costs paid	—	(8,467,900)

Net cash provided by (used in) financing activities	(322,262,141)	402,259,788

Net change in cash	(28,741)	47,991
Cash - beginning of the year	48,491	500

Cash - end of the year	$19,750	$48,491

Supplemental disclosure of noncash activities:
Deferred offering costs included in accrued expenses	$—	$85,000
Deferred offering costs paid by related party under promissory note	$—	$51,890
Accounts payable paid through promissory note	$—	$750
Deferred underwriting commissions in connection with the initial public offering	$—	$14,000,000
The accompanying notes are an integral part of these consolidated financial statements.

F-
5

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through December 31, 2022, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
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
Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule
2a-7
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

F-
6

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

F-
7

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Trust Account Redemptions and Extension of Combination Period
On December 19, 2022, the Company held a special meeting of stockholders at which such stockholders approved the proposal to amend the Amended and Restated Certificate of Incorporation giving the Company the right to extend the business combination deadline on a monthly basis up to six times from February 1, 2023 to August 1, 2023, by depositing into the Trust Account the lesser of (i) an aggregate of
$600,000 or (ii) $0.06
for each issued and outstanding Public Share that has not been redeemed for each one-month extension (the “Extension”). On both January 30, 2023 and February 24, 2023, the Company deposited
$476,904
into the Trust Account in order to extend the business combination deadline to March 1, 2023 and April 1, 2023, respectively.
In connection with such vote, the holders of an aggregate of 32,051,595 Public Shares exercised their right to redeem their shares for an aggregate of approximately $324.4 million in cash held in the Trust Account. Additionally, upon shareholder approval of the Extension, the Sponsors agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled (the “Forfeiture”). The Forfeiture occurred on January
30
, 2023.

F-
8

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Proposed Business Combination
On November 13, 2022, the Company and Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into a Merger Agreement, as amended on December 23, 2022 and as may be further amended (the “Merger Agreement”) with Electriq Power, Inc., a Delaware corporation (“Electriq”). If the transactions contemplated by the Merger Agreement (the “Transactions”) are completed, Merger Sub will merge with and into Electriq, with Electriq surviving such merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease to exist and the holders of Electriq common stock, preferred stock, options, warrants and other convertible securities (collectively, the “Electriq equityholders”) will become equityholders of the Company, which will change its name to “Electriq Power Holdings, Inc.” in connection with the Business Combination ( “New Electriq”).
As part of the Merger, Electriq equityholders will receive aggregate merger consideration (the “Merger Consideration”) of $495 million, consisting of up to 49,500,000 shares of the Company’s Class A common stock, valued at $10.00 per share, and the right to elect to receive up to $25.0 million in cash with a corresponding reduction in the number of shares of the Company’s Class A common stock. At the closing of the Merger (the “Closing”), 2,000,000 shares of the Company’s Class A common stock from the Merger Consideration (the “Merger Consideration Incentive Shares”) will be placed into an escrow account to be used as Merger Consideration Incentive Shares. As part of the Merger Consideration, holders of Electriq’s warrants and options not exercised prior to the Merger will receive replacement warrants and options, respectively, to purchase shares of the Company’s Class A Common Stock based on the value of the Merger Consideration per share of Electriq common stock.
Pursuant to the Merger Agreement, the Company has agreed to use its reasonable best efforts to enter into subscription agreements, non-redemption
agreements, backstop agreements or similar financing agreements (the “Financing Agreements”) with one or more persons to provide at least the level of cash required to provide adequate operating liquidity for New Electriq through December 31, 2023 (such transactions, the “Financings”).
In connection with the Financings, 7,000,000 shares of the Company’s Class A common stock (the “Incentive Shares”) will be placed in escrow at Closing, consisting of 5,000,000 newly issued shares of The Company’s Class A common stock (the “New Incentive Shares”) and the 2,000,000 Merger Consideration Incentive Shares. The New Incentive Shares will be paid out as incentives in the Financings first, followed by the Merger Consideration Incentive Shares. At the termination of the escrow, any New Incentive Shares not paid out in the Financing will be transferred 50% to the Sponsor (defined in the Merger Agreement) and 50% to the Electriq equityholders, and any Merger Consideration Incentive Shares not paid out in the Financing will be returned to the Electriq equityholders.
The Merger Agreement includes covenants of Electriq with respect to operation of its business prior to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, a covenant to make any required filings pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and the preparation and filing of a registration statement on Form
S-4
relating to the Merger and containing a proxy statement of the Company (the “Registration Statement / Proxy Statement”). The Merger Agreement also contains exclusivity provisions prohibiting Electriq and its subsidiaries from soliciting, initiating, knowingly facilitating, participating in, entering into, continuing discussions, negotiations or transactions with, or knowingly encouraging or responding to any inquiries or proposals by, or providing any information to any person relating to or that could reasonably be expect to lead to, or enter into or consummate any transaction relating to a Competing Company Transaction (as defined in the Merger Agreement), subject to limited exceptions specified therein.

F-
9

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to the parties, the Business Combination contemplated by the Merger Agreement and their respective business operations and activities. The representations and warranties of the parties generally do not survive the Closing.
Consummation of the Business Combination is generally subject to customary conditions, including (a) expiration or termination of all applicable waiting periods under HSR, (b) the absence of any law or governmental order prohibiting the consummation of the Merger, (c) the effectiveness of the Registration Statement / Proxy Statement, (d) the Company’s Class A common stock to be issued in the Merger having been listed on The New York Stock Exchange (“NYSE”) upon the Closing, and otherwise satisfying the applicable listing requirements of NYSE, (e) receipt of stockholder approval from stockholders of each of the Company and Electriq for consummation of the Merger and other related necessary matters and (f) the Company having net tangible assets following the redemptions of at least $5,000,001.
The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including by mutual written consent or if the Business Combination has not been consummated on or prior to April 1, 2023 (subject to extensions until as late as June 1, 2023).
In connection with the execution of the Merger Agreement, certain security holders of Electriq (the “Electriq Holders”) entered into lock-up
agreements (each, a
“Lock-up
Agreement”) with Electriq and the Company. Pursuant to the
Lock-up
Agreements, the Electriq Holders agreed, among other things, that their shares of the Company’s Class A common stock received as Merger Consideration may not be transferred until the earlier to occur of (i) six months following Closing and (ii) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their equity holdings in New Electriq for cash, securities or other property (the
“Lock-up”).
Notwithstanding the foregoing, if, after the Closing, (i) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-day
trading period, 10% of the Restricted Securities (as defined in the
Lock-up
Agreement) of each Electriq Holder is released from the
Lock-up
and (ii) the volume weighted average price per share of the Company’s Class A common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-day
trading period, an additional 10% of the Restricted Securities of each Electriq Holder will be released from the
Lock-up.
In connection with the execution of the Merger Agreement, the Company entered into an agreement (the “Sponsor Agreement”) with Electriq, the Sponsor, an affiliate of the Sponsor and the Company’s independent directors, whereby the Sponsor and holders of the Company’s Class F common stock have agreed to waive certain of their anti-dilution and conversion rights with respect to the Class F common stock.
The Sponsor also agreed to subject its holdings of the Company’s Class F common stock, and the other holders of the Company’s Class F common stock agreed to subject their Class F common stock, to certain transfer restrictions as follows: (i) with respect to 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any
30-day
trading period and (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their The Company’s Class A common stock for cash, securities or other property; (ii) with respect to an additional 500,000 SPAC Founder Shares, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A Common Stock

F-1
0

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equals or exceeds $15.00 for any 20 trading days within any
30-day
trading period or (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their The Company’s Class A Common Stock for cash, securities or other property; and (iii) with respect to all of the SPAC Founder Shares (including those covered in (i) and (ii)), the Sponsor and the other holders will not transfer such shares until the earliest to occur of (x) the six-month
anniversary of the Closing or (y) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their The Company’s Class A Common Stock for cash, securities or other property; provided that (i)

10% of such SPAC Founder Shares will be released at such time as the closing volume weighted average price of a share of
the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any 30-day trading period and (ii) an additional 10% of such shares of Class F common stock will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any 30-day trading period.
The Company’s
Class A Common Stock equals or exceeds $12.50 for any 20 trading days within any
30-day
trading period and (ii) an additional 10% of such SPAC Founder Shares will be released at such time as the closing volume weighted average price of a share of the Company’s Class A Common Stock equals or exceeds $15.00 for any 20 trading days within any
30-
day
trading period.
Support Agreement
In connection with the execution of the Merger Agreement, certain stockholders of Electriq (each, a “Supporting Electriq Stockholder”), Electriq and the Company entered into a Support Agreement (the “Support Agreement”). Under the Support Agreement, each Supporting Electriq Stockholder agreed to, among other things, (i) vote at any meeting of the stockholders of Electriq or by written consent all of its Electriq common stock and/or Electriq preferred stock, as applicable, held of record or thereafter acquired in favor of the Merger and the Transactions contemplated by the Merger Agreement and (ii) be bound by certain transfer restrictions with respect to Electriq securities, in each case, on the terms and subject to the conditions set forth in the Support Agreement.
Stockholders’ Agreement
The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor and certain former Electriq equityholders will enter into a stockholders’ agreement (the “Stockholders’ Agreement”), pursuant to which (i) the Sponsor will be entitled to nominate one (1) director until the date upon which the Sponsor’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Sponsor Initial Ownership Interest”) decreases to one-half
of Sponsor Initial Ownership Interest and (ii) Greensoil Building Innovation Fund
Co-Investment
I, L.P. (“Greensoil”) will be entitled to nominate one (1) director until the date upon which Greensoil’s and its affiliates’ aggregate initial ownership interest of the issued and outstanding common stock of New Electriq (“Greensoil Initial Ownership Interest”) decreases to one-half
of the Greensoil Initial Ownership Interest. The Sponsor and Greensoil will also each be entitled to designate one non-voting
board observer until the date upon which each of the Sponsor and Greensoil, respectively, holds less than 1% of the issued and outstanding common stock of New Electriq.
Registration Rights Agreement
The Merger Agreement contemplates that, at the Closing, New Electriq, the Sponsor, certain of its affiliates, RBC and certain former stockholders of Electriq will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, New Electriq will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of The Company’s Class A Common Stock that are held by, or issuable pursuant to other securities held by, the parties thereto from time to time.

F-1
1

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $20,000 in its operating bank account and a working capital deficit of approximately $7.0 million, not including taxes payable of approximately $1.0 million.
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
Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $3.0 million and $0.9 million under such loans as of December 31, 2022 and 2021, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 1, 2023 (as such period may be extended to August 1, 2023). The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.
Note 2-Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.

F-1
2

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of
$250,000.
Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

F-1
3

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021, held outside of the Trust Account.
Cash and Investments Held in Trust Account
At December 31, 2022
,
the Company had $80.9 million in cash held in the Trust Account.
Investments Held in Trust Account
At December 31, 2021, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented in the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).
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

F-1
4

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The initial fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The initial fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants has subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loan-Related Party
The Company has elected the fair value option to account for borrowings under the Working Capital Loan with its affiliates, as defined and more fully described in Note 4. As a result of applying the fair value option, the Company recognizes each borrowing, when drawn, at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recognized as change in the fair value of Working Capital Loan-related party in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented in the consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s

F-1
5

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 7,948,405 and 40,000,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets, respectively.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2022 and 2021, the Company had deferred tax assets aggregating approximately
$349,000 and $1.6 million, which are subject to a full valuation allowance, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021.
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
The calculation of diluted net income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted income per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

F-1
6

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of common stock:

	For t he Years Ended
	2022		2021
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic and diluted	$8,345,749	$2,095,639	$14,109,020	$3,813,712
Denominator:
Basic and diluted weighted average common stock outstanding	39,824,375	10,000,000	36,602,740	9,893,836

Basic and diluted net income per common stock	$0.21	$0.21	$0.39	$0.39

Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates if currently adopted would have a material effect on the Company’s consolidated financial statements.
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

F-1
7

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of December 31, 2022 and 2021, no further drawdowns are permitted.
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

F-1
8

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000.
If the Company completes an initial Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The lender may elect to convert up to
$1.5 million of such Working Capital Loan into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has drawn approximately $3.0 million and $0.9 million under such loans as of December 31, 2022 and 2021, respectively.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees.
The Company incurred approximately $84,000 and $78,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively. As of December, 2022 and 2021 there was $0 and $35,000 in accounts payable related to this agreement.
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

F-
1
9

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential Targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of December 31, 2022 and 2021, the Company has incurred approximately $949,000 and $0 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.
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

F-2
0

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 6-Class A Com
mon
Stock
Subject
to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 7,948,405 and 40,000,000 shares of Class A common stock outstanding, all of which were subject to possible redemption.
The Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units were recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580
Class A common stock subject to possible redemption, as of December 31, 2021	$400,000,000
Accretion on Class A common stock subject to possible redemption amount	4,101,927
Redemption of Class A common stock subject to possible redemption amount	(324,362,141)

Class A common stock subject to possible redemption, as of December 31, 2022	$79,739,786

Note 7-Stockholders’ Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 7,948,405 and 40,000,000

F-2
1

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

shares of Class A common stock issued and outstanding, respectively. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
-The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4. Of the 10,000,000 shares of Class F common stock outstanding at December 31, 2020, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture.
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
Note 8-Warrants
As of December 31, 2022 and 2021, the Company had 13,333,333 Public Warrants and 6,666,667 Private Warrants outstanding, respectively.
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

F-2
2

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Board, and in the case of any such issuance to the initial stockholders or their respective affiliates, without taking into account any Founder Shares held by them, as applicable, prior to such issuance) (the “Newly Issued Price”), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Newly Issued Price. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the Sponsor, RBC or their permitted transferees. If the Private Placement Warrants are held by someone other than the Sponsor, RBC or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

F-2
3

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Note 9-Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities - Public warrants	$533,330	$—		$—
Derivative warrant liabilities - Private placement warrants	$—	$266,670	$
Working Capital Loan - related party	$—	$—		$2,330,370

F-2
4

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Money market fund	$400,023,684	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,933,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$3,666,670
Working Capital loan - related party	$—	$—	$920,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on January 1, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the years ended December 31, 2022 and 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities, as of December 31, 2021.
The initial fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants has subsequently been determined using listed prices in an active market for such warrants. The fair value of the Private Placement Warrants has subsequently been determined by reference to the observable trading price of the Public Warrants, when classified as a Level 2 measurement.
The estimated fair value of the Private Placement Warrants, prior to being a Level 2 measurement, was determined using Level 3 inputs. Inherent in an option pricing simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common shares based on historical volatility of select peer companies’ common shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
Up to
 $
1.5
 million in outstanding principal of the Working Capital Loan may be converted, at the lender’s option, into warrants of the post Business Combination entity at a price of $
1.50
per warrant. The warrants will be identical to the Private Placement Warrants. The Company has elected the fair value option to account for the borrowings under the Working Capital Loan. The fair value of the working capital loan was estimated utilizing discounted cash flow techniques and a Black-Scholes option model assuming the warrants as

F-2
5

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the underlying. The traded price of the Public Warrants as of each measurement date was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants. The discounted value of the loan host is based on observable high yield rates and management’s estimated probability of closing a Business Combination.
As of December 31, 2022, all funds in the Trust Account are held as cash.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

December 31, 2021
Derivative Warrant Liabilities:
Exercise price	$11.50
Stock price	$9.73
Term (years)	5
Volatility	10.5%
Risk-free rate	1.44%

	December 31, 2022	December 31, 2021
Working Capital Loan:
Warrant price	$0.04	$0.55
Volatility	0.01%	9.00%
Risk-free rate	3.99%	1.37%
Discount rate	15.76%	7.96%
Probability of Business Combination	80.00%	100.00%
Term (years)	0.25	1.00
The change in the fair value of Level 3 derivative warrant liabilities for the years ended December 31, 2022 and 2021, is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 - Instruments January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	(10,200,000)	—
Borrowings of working capital loan - related party	—	920,000
Level 3 - Instruments at December 31, 2021	3,666,670	920,000
Transfer of Private Placement Warrants from Level 3 to Level 2	(3,666,670)	—
Borrowings of working capital loan - related party	—	2,100,000
Change in fair value of working capital loan - related party	—	(689,630)

Level 3 - Instruments at December 31, 2022	—	2,330,370
Note 10-Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. Income tax expense for the years ended December 31, 2022 and 2021 was approximately $1.1 million and $0, respectively.

F-2
6

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) consists of the following:

	December 31, 2022	December 31, 2021
Current
Federal	$1,055,679	$—
State	—	—
Deferred
Federal	(348,546)	(1,572,412)
State	—	—
Valuation allowance	348,546	1,572,412

Income tax provision	$1,055,679	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up/Organization costs	$708,381	$926,801
Net operating loss carryforwards	—	645,611

Total deferred tax assets	708,381	1,572,412
Valuation allowance	(708,381)	(1,572,412)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2022 and 2021, the valuation allowance was approximately $708,000 and $1.6 million, respectively.
There were no unrecognized tax benefits as of December 31, 2022 and 2021. No amounts were accrued for the payment of interest and penalties at December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

F-2
7

TLG ACQUISITION ONE CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(19.0)%	(28.0)%
Transaction costs allocated to derivative warrant liabilities	0.0%	1.7%
Merger costs	5.0%	(3.4)%
Change in valuation allowance	3.2%	8.8%

Income Taxes Benefit	10.2%	0.0%

Note 11-Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the consolidated financial statements were issued. Based upon this review the Company did not identify any subsequent events, other than the below, that would have required adjustment or disclosure in the consolidated financial statements.
In connection with the Extension, the Sponsors agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled. The Forfeiture occurred on January 30, 2023.
In January 2023, the Company drew an additional $900,000 on the Working Capital Loan.
On January 30, 2023, the Company deposited
$476,904 into the Trust Account in order to extend the business combination deadline from February 1, 2023 to March 1, 2023.
In February 2023, the Company drew an additional $500,000 on the Working Capital Loan.
On February
24
, 2023, the Company deposited $476,904 into the Trust Account in order to extend the business combination deadline from March 1, 2023 to April 1, 2023.

F-2
8