Form 10-Q
period 2023-03-31
TLG Acquisition One Corp.
filed 2023-05-15
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2023, 7,948,405 shares of Class A common stock, par value $0.0001 per share, and 5,000,000 shares of Class F common stock, par value $0.0001 per share, were issued and outstanding.

TLG ACQUISITION ONE CORP.

Form 10-Q

For the Quarter Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
TLG ACQUISITION ONE CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$15,406	$19,750
Prepaid expenses	155,465	108,156

Total current assets	170,871	127,906
Cash and investments held in Trust Account	82,988,329	80,945,242

Total Assets	$83,159,200	$81,073,148

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$229,642	$276,917
Accrued expenses	5,373,916	4,472,261
Working Capital Loan - related party	3,897,451	2,330,370
Income tax payable	1,173,779	1,055,680
Franchise tax payable	50,050	50

Total current liabilities	10,724,838	8,135,278
Derivative warrant liabilities	1,400,000	800,000
Deferred underwriting commissions	14,000,000	14,000,000

Total Liabilities	26,124,838	22,935,278
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 7,948,405 shares at redemption value of approximately $10.27 and $10.03 per share as of March 31, 2023 and December 31, 2022, respectively	81,614,773	79,739,786
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of March 31, 2023 and December 31, 2022 (excluding 7,948,405 shares subject to possible redemption), respectively	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 10,000,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	500	1,000
Additional paid-in capital	—	—
Accumulated deficit	(24,580,911)	(21,602,916)

Total stockholders’ deficit	(24,580,411)	(21,601,916)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$83,159,200	$81,073,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,384,702	$74,233
General and administrative expenses—related party	21,000	20,500
Franchise tax expenses	50,000	88,844

Loss from operations	(1,455,702)	(183,577)
Change in fair value of working capital loan - related party	457,919	—
Change in fair value of derivative warrant liabilities	(600,000)	6,600,000
Income from cash and investments held in Trust Account	612,374	32,647

Net (loss) income before income taxes	(985,409)	6,449,070
Income tax expense	(118,099)	—

Net (loss) income	$(1,103,508)	$6,449,070

Weighted average shares outstanding of Class A common stock	7,948,405	40,000,000

Basic and diluted net (loss) income per share, Class A common stock	$(0.08)	$0.13

Weighted average shares outstanding of Class F common stock	6,611,111	10,000,000

Basic and diluted net (loss) income per share, Class F common stock	$(0.08)	$0.13

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,602,916)	$(21,601,916)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	(500)	(1,874,487)	(1,874,987)
Forfeiture of Class F shares			(5,000,000)	(500)	500
Net loss	—	—	—	—	—	(1,103,508)	(1,103,508)

Balance—March 31, 2023 (unaudited)	—	$—	5,000,000	$500	$—	$(24,580,911)	$(24,580,411)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Net income	—	—	—	—	—	6,449,070	6,449,070

Balance—March 31, 2022 (unaudited)	—	$—	10,000,000	$1,000	$—	$(21,493,307)	$(21,492,307)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG ACQUISITION ONE CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022

Cash Flows from Operating Activities:
Net (loss) income	$(1,103,508)	$6,449,070
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	600,000	(6,600,000)
Change in fair value of working capital loan - related party	(457,919)	—
Income from investments held in Trust Account	(612,374)	(32,647)
Changes in operating assets and liabilities:
Prepaid expenses	(47,309)	(727,272)
Accounts payable	(47,275)	45,218
Accrued expenses	901,655	(439,967)
Income tax payable	118,099	—
Franchise tax payable	50,000	(71,425)

Net cash used in operating activities	(598,631)	(1,377,023)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(1,430,713)	—

Net cash used in investing activities	(1,430,713)	—

Cash Flows from Financing Activities:
Proceeds received from Working Capital Loan—related party	2,025,000	1,400,000

Net cash provided by financing activities	2,025,000	1,400,000

Net change in cash	(4,344)	22,977
Cash—beginning of the period	19,750	48,491

Cash—end of the period	$15,406	$71,468

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023
Note 1 — Description of Organization and Business Operations
TLG Acquisition One Corp. (the “Company”) is a blank check company incorporated in Delaware on October 2, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through March 31, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
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
Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
Business Combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. If the Company is unable to complete a Business Combination by June 1, 2023 (as such period may be extended to August 1, 2023 or further extended pursuant to a stockholder vote, the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors of the Company (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
Trust Account Redemptions and Extension of Combination Period
On December 19, 2022, the Company held a special meeting of stockholders at which such stockholders approved the proposal to amend the Amended and Restated Certificate of Incorporation giving the Company the right to extend the business combination deadline on a monthly basis up to six times from February 1, 2023 to August 1, 2023, by depositing into the Trust Account the lesser of (i) an aggregate of $600,000 or (ii) $0.06 for each issued and outstanding Public Share that has not been redeemed for each one-month
extension (the “Extension”). On each of January 30, 2023, February 24, 2023, March
29
, 2023 and May 1, 2023 the Company deposited $476,904 into the Trust Account in order to extend the business combination deadline to March 1, 2023, April 1, 2023, May 1, 2023 and June 1, 2023, respectively.
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
Proposed Business Combination
On November 13, 2022, the Company and Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of the Company (“Merger Sub”), entered into a Merger Agreement, as amended on December 23, 2022 and March 22, 2023 and as may be further amended (the “Merger Agreement”) with Electriq Power, Inc., a Delaware corporation (“Electriq”). If the transactions contemplated by the Merger Agreement (the “Transactions”) are completed, Merger Sub will merge with and into Electriq, with Electriq surviving such merger as a wholly-owned subsidiary of the Company (the “Merger”). As a result of the Merger, and upon consummation of the Merger and the other Transactions (together with the Merger, the “Proposed Business Combination”), the separate corporate existence of Electriq will cease to exist and the holders of Electriq common stock, preferred stock, options, warrants and other convertible securities (collectively, the “Electriq equityholders”) will become equityholders of the Company, which will change its name to “Electriq Power Holdings, Inc.” in connection with the Business Combination ( “New Electriq”).
As part of the Merger, Electriq equityholders will receive aggregate merger consideration (the “Merger Consideration”) of $495 million, consisting of up to 49,500,000 shares of the Company’s Class A common stock, valued at $10.00 per share. At the closing of the Merger (the “Closing”), 2,000,000 shares of the Company’s Class A common stock from the Merger Consideration (the “Merger Consideration Incentive Shares”) will be placed into an escrow account to be used as Merger Consideration Incentive Shares. As part of the Merger Consideration,

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

holders of Electriq’s warrants and options not exercised prior to the Merger will receive replacement warrants and options, respectively, to purchase shares of the Company’s Class A common stock based on the value of the Merger Consideration per share of Electriq common stock.
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
In connection with the Financings, 7,000,000 shares of the Company’s Class A common stock (the “Incentive Shares”) will be placed in escrow at Closing, consisting of 5,000,000 newly issued shares of The Company’s Class A common stock (the “New Incentive Shares”) and the 2,000,000 Merger Consideration Incentive Shares. The New Incentive Shares will be paid out as incentives in the Financings first, followed by the Merger Consideration Incentive Shares. At the termination of the escrow, any New Incentive Shares not paid out in the Financing will be transferred 50% to the Sponsor (defined in the Merger Agreement) and 50% to the Electriq equity holders, and any Merger Consideration Incentive Shares not paid out in the Financing will be returned to the Electriq equity holders.
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
The parties to the Merger Agreement submitted their respective HSR notifications on December 12, 2022, and the waiting period under the HSR with respect to the transaction expired at 11:59 p.m., Eastern Time, on January 11, 2023. The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including by mutual written consent or if the Business Combination has not been consummated on or prior to June 1, 2023.
In connection with the execution of the Merger Agreement, certain security holders of Electriq (the “Electriq Holders”) entered into lock-up
agreements (each, a
“Lock-up
Agreement”) with Electriq and the Company. Pursuant to the
Lock-up
Agreements, the Electriq Holders agreed, among other things, that their shares of the Company’s Class A common stock received as Merger Consideration may not be transferred until the earlier to occur of (i) six months following Closing and (ii) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their equity holdings in New Electriq for cash, securities or other property (the
“Lock-up”).Notwithstanding
the foregoing, if, after the Closing, (i) the volume weighted average price per share of the

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

30
-day

trading period, an additional
10
% of the Restricted Securities of each Electriq Holder will be released from the
Lock-up.
On March 22, 2023, the parties to each of
the Lock-up Agreements
entered into a First Amendment to
the Lock-up Agreement
(the “Lock-up Amendment”),
pursuant to which the parties agreed to amend the definition of “Restricted Securities” such that a fraction of the closing merger consideration (equal to approximately 5%) received by each Electriq Holder will not be subject to the Lock-up (such
fraction as further identified in
the Lock-up Amendment).
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
The Sponsor also agreed to subject its holdings of the Company’s Class F common stock, and the other holders of the Company’s Class F common stock agreed to subject their Class F common stock, to certain transfer restrictions as follows: (i) with respect to 500,000 shares of Class F common stock, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any

30-day

trading period and (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their Company Class A common stock for cash, securities or other property; (ii) with respect to an additional 500,000 SPAC Founder Shares, the Sponsor will not transfer such shares until the earliest to occur of (x) the fifth anniversary of the Closing, (y) such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any

30-day

trading period or (z) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their Company Class A common stock for cash, securities or other property; and (iii) with respect to all of the SPAC Founder Shares (including those covered in (i) and (ii)), the Sponsor and the other holders will not transfer such shares until the earliest to occur of (x) the six-month
anniversary of the Closing or (y) the date after the Closing on which New Electriq completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of New Electriq stockholders having the right to exchange their Company Class A common stock for cash, securities or other property; provided that (i) 10% of such Founder Shares will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $12.50 for any 20 trading days within any
30-day
trading period and (ii) an additional 10% of such shares of Founder Shares will be released at such time as the closing volume weighted average price of a share of the Company’s Class A common stock equals or exceeds $15.00 for any 20 trading days within any
30-day
trading period.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
For additional information regarding the Merger Agreement and the Transactions contemplated therein, see the Current Reports on Form
8-K
as filed with the SEC by the Company on November 14, 2022, December 23, 2022 and March 23, 2023.
Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $15,000 in its operating bank account and a working capital deficit of approximately $9.3 million, not including taxes payable of approximately $1.2 million.
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
Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $5.0 million and $3.0 million under such loans as of March 31, 2023 and December 31, 2022, respectively.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after June 1, 2023 (as such period may be extended to August 1, 2023). The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 20, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

U
se of Estimates
The preparation of financial statements in conformity with GAAP requires
the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 and December 31, 2022, held outside of the Trust Account.
Investments Held in Trust Account
Prior to December 28, 2022, the Company’s portfolio of investments held in the Trust Account was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented in the condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from cash and investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
D
erivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow
, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations. The initial fair values of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants have subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 7,948,405 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2023 and December 31, 2022, the Company had deferred tax assets aggregating approximately $151,000 and $349,000, which are subject to a full valuation allowance, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Net (Loss) Income Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class F common stock. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per common share is calculated by dividing the net (loss) income by the weighted average shares of common stock outstanding for the respective period. This presentation assumes a business combination as the most likely outcome.
The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted (loss) income per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class F	Class A	Class F

Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income, basic and diluted	$(602,433)	$(501,075)	$5,159,256	$1,289,814
Denominator:
Basic and diluted weighted average common stock outstanding	7,948,405	6,611,111	40,000,000	10,000,000

Basic and diluted net (loss) income per common stock	$(0.08)	$(0.08)	$0.13	$0.13

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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
In connection with the Extension, the Sponsor agreed that it would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock were cancelled. The Forfeiture occurred on January 30, 2023.
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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of March 31, 2023 and December 31, 2022, no further drawdowns are permitted.
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

borrow up to $2,000,000 (the “Working Capital Loan”). On March 15, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. If the Company completes an initial Business Combination, the Company will repay the Working Capital Loan out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loan will be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loan, but no proceeds held in the Trust Account would be used to repay the Working Capital Loan. The lender may elect to convert up to $1.5 million of such Working Capital Loan into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. During the three months ended March 31, 2023, a total of approximately $2.0 million were additionally drawn. The Company has drawn approximately $5.0 million and $3.0 million under such loans as of March 31, 2023 and December 31, 2022, respectively.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees.
The Company incurred approximately $21,000 and $20,500
 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the periods ended March 31, 2023 and December 31, 2022, respectively. As of March 31, 2023 and December 31, 2022, there was no accounts payable related to this agreement.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Underwriting Agreement
The Company granted the underwriters
a

45-day

option
from the date of Initial Public Offering to purchase up to 5,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriter exercised its over-allotment option in full on February 1, 2021.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $8.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $14.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Effective as of May 10, 2023, RBC, the sole underwriter of the Initial Public Offering, waived its entitlement to the deferred underwriting fee of $
14.0
million.
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential Targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of March 31, 2023 and December 31, 2022, the Company has incurred approximately $1,299,985 and $949,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

Note 6 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 7,948,405 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of March 31, 2023 and December 31, 2022, the Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units is recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption, as of December 31, 2021	400,000,000

Plus:

Accretion on Class A common stock subject to possible redemption amount	4,101,927

Less:

Redemption of Class A common stock subject to possible redemption amount	(324,362,141)
Class A common stock subject to possible redemption, as of December 31, 2022	79,739,786
Plus:
Accretion on Class A common stock subject to possible redemption amount	1,874,987

Class A common stock subject to possible redemption, as of March 31, 2023	$81,614,773

Note 7 — Stockholders’ Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 7,948,405 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
-The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 5,000,000 and 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4, retrospectively. Of the 10,000,000 shares of Class F common stock initially issued, up to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture. On January 30, 2023, in connection with the Extension, the Sponsors agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled. The Forfeiture occurred.
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
Note 8 — Warrants
As of March 31, 2023 and December 31, 2022, the Company had 13,333,333 Public Warrants and 6,666,667 Private Warrants outstanding, respectively.
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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:

Derivative warrant liabilities - Public warrants	$933,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$466,670	$—
Working Capital Loan - related party	$—	$—	$3,897,451
December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:

Derivative warrant liabilities - Public warrants	$533,330	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$266,670	$—
Working Capital Loan - related party	$—	$—	$2,330,370
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on January 1, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. There were no other transfers between levels of the hierarchy for the three months ended March 31, 2023 and the year ended December 31, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. Level 1 liabilities include Public Warrants which are recognized at fair value based on the listed price in an active market for such warrants.

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

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
Up to $1.5 million in outstanding principal of the Working Capital Loan may be converted, at the lender’s option, into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants will be identical to the Private Placement Warrants. The Company has elected the fair value option to account for the borrowings under the Working Capital Loan. The fair value of the working capital loan was estimated utilizing discounted cash flow techniques and a Black-Scholes option model assuming the warrants as the underlying. The traded price of the Public Warrants as of each measurement date was used as a proxy for the underlying warrant price. The time to maturity was estimated based on management’s estimated time to close a Business Combination. The volatility was derived from the traded prices of the Public Warrants. The discounted value of the loan host is based on observable high yield rates and management’s estimated probability of closing a Business Combination.
As of March 31, 2023 and December 31, 2022, all funds in the Trust Account are held as cash.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Working Capital Loan:
Warrant price	$0.04	$0.04
Volatility	0.01%	0.01%
Risk-free rate	3.57%	3.99%
Discount rate	15.76%	15.76%
Probability of Business Combination	80.00%	80.00%
Term (years)	0.25	0.25
The change in the fair value of Level 3 liabilities for the three months ended March 31, 2023 is summarized as follows:

Working Capital Loans- Related Party
Level 3 - Instruments December 31, 2022	$2,330,370
Borrowings of working capital loan - related party	2,025,000
Change in fair value of working capital loan - related party	(457,919)

Level 3 - Instruments at March 31, 2023	$3,897,451

TLG Acquisition One Corp.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2023

The change in the fair value of Level 3 derivative warrant liabilities for the three months ended March 31, 2022 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 - Instruments December 31, 2021	$3,666,670	$920,000
Transfer of Private Placement Warrants from Level 3 to Level 2	(3,666,670)	—
Working capital loan - related party	—	1,400,000

Level 3 - Instruments at March 31, 2022	$—	$2,320,000

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheets date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
On April 26, 2023, the Company borrowed $550,000 against the Working Capital Loan. As of this filing the total amount borrowed against the Working Capital Loan was $5,595,000 and $2,405,000 was available for withdrawal.
On May 1, 2023, the Company deposited $476,904 into the Trust Account in order to extend the business combination deadline to June 1, 2023.
On May 10, 2023, the Company received notice that RBC Capital Markets, LLC is waiving their rights to receive the Deferred Discount as defined in the Underwriting Agreement.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other SEC filings. Any of those factors could result in a significant material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Upon the closing of the Initial Public Offering and the Private Placement, $400.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (the “Trust Account”), and until December 28, 2022, were invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us. On December 28, 2022, we liquidated our portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

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

If we are unable to complete a Business Combination by June 1, 2023 (as such period may be extended to August 1, 2023, the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Trust Account Redemptions and Extension of Combination Period

On December 19, 2022, we held a special meeting of stockholders at which such time our stockholders approved the proposal to amend our amended and restated certificate of incorporation giving the Company the right to extend the Business Combination deadline on a monthly basis up to six times from February 1, 2023 to August 1, 2023 by depositing into the Trust Account the lesser of (i) an aggregate of $600,000 or (ii) $0.06 for each issued and outstanding Public Share that has not been redeemed for each one-month extension (the “Extension”). The Company has elected to extend the Business Combination deadline four times and has deposited $476,904 for each monthly extension, or approximately $1.9 million in the aggregate, into the Trust Account in order to extend the Business Combination deadline to June 1, 2023.

In connection with such vote, the holders of an aggregate of 32,051,595 Public Shares exercised their right to redeem their shares for an aggregate of approximately $324.4 million in cash held in the Trust Account. Additionally, upon shareholder approval of the Extension, our Sponsor agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled (the “Forfeiture”). The Forfeiture occurred on January 30, 2023.

Proposed Business Combination

On November 13, 2022, we entered into a Merger Agreement (as amended by that First Amendment to Merger Agreement, dated December 23, 2022, the Second Amendment to Merger Agreement, dated March 22, 2023, and as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”) with Electriq Power, Inc., a Delaware Corporation (“Electriq”), as disclosed in a Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company on November 14, 2022.

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

Effective as of April 10, 2023, Truist Securities, Inc. resigned and withdrew from its role as financial advisor and structuring agent to the Company and waived its entitlement to all fees and expense reimbursements in connection with the Business Combination. Effective as of May 10, 2023, RBC waived its entitlement to the deferred underwriting commissions payable in connection with the Initial Public Offering in the amount of $14,000,000.

For additional information regarding the Merger Agreement and the Transactions contemplated therein, see the Current Reports on Form 8-K as filed with the SEC by the Company on November 14, 2022, December 23, 2022 and March 23, 2023.

Liquidity and Going Concern

As of March 31, 2023, we had $15,406 in our operating bank account and a working capital deficit of $9,280,411 million (excluding income and franchise taxes).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. The Company has drawn $5,045,000 under such loans as of March 31, 2023.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” we have determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after June 1, 2023 (as such period may be extended pursuant to a stockholder vote). The condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception up to March 31, 2023 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended March 31, 2023, we had net loss of $1,103,508, which consisted of $612,374 in interest income from investments held in the trust account, partially offset by $1,405,702 in general and administrative expenses, non-operating expense of $142,081 resulting from changes in fair value of derivative warrant liabilities and convertible note, $118,099 in income tax expense and $50,000 in franchise tax expense.

For the three months ended March 31, 2022, we had net income of $6,449,070, due largely to a noncash gain resulting from changes in fair value of derivative warrant liabilities of $6,600,000, partially offset by operating expenses of $94,733 and $88,844 in franchise tax expense .

Contractual Obligations

Administrative Support Agreement We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2023 and 2022, respectively.

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

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $8.0 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $14.0 million in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement. Effective as of May 10, 2023, RBC, the sole underwriter of the Initial Public Offering, waived its entitlement to the deferred underwriting fee of $14.0 million.

Critical Accounting Estimates

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

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

Working Capital Loan-Related Party

We have elected the fair value option to account for borrowings under the Working Capital Loan with our affiliates. As a result of applying the fair value option, we recognize each borrowing, when drawn, at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recognized as change in the fair value of Working Capital Loan-related party in the consolidated statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own estimates about the assumptions a market participant would use in pricing the liability.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023, other than as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Truist Securities, Inc. has resigned from its financial advisory role in connection with the Business Combination and its structuring agent role in connection with the financings related to the Business Combination, and investors should not put any reliance on the fact that any such investment bank was involved with any aspect of the Business Combination. Although not formally retained in connection with the Business Combination, RBC has waived its entitlement to the deferred underwriting commissions payable in connection with our Initial Public Offering.

Effective April 10, 2023, Truist Securities, Inc. (“Truist”) resigned from, and ceased or refused to act in, every capacity and relationship in which it was described in the Registration Statement on Form S-4 filed in connection with the Business Combination and the proxy statement contained therein (collectively, the “Registration Statement / Proxy Statement”) and waived all rights to all fees under its engagement letter with TLG. Effective as of May 10, 2023, RBC, the sole underwriter of the Initial Public Offering, resigned from, or ceased or refused to act in, every capacity and relationship in which it was described in the Registration Statement/Proxy Statement and waived its entitlement to the deferred underwriting fee of $14.0 million. Neither Truist nor RBC provided a reason for its resignation and neither TLG nor Electriq will speculate as to their motivations for resigning their respective roles. Neither Truist nor RBC communicated to TLG or Electriq, and neither TLG nor Electriq are aware, that the resignations were the result of any dispute or disagreement with TLG or Electriq, including any disagreement relating to the disclosure in the Registration Statement/Proxy Statement, the scope of their respective engagements or their ability to complete such engagements, or any matter relating to TLG’s or Electriq’s operations, prospects, policies, procedures or practices. The primary services rendered by Truist in connection with the Business Combination included serving as financial advisor to our board of directors, structuring agent in connection with the financings related to the Business Combination, supporting the preparation of the investor presentations at the direction of TLG’s management and providing general advisory services in the context of proposed targets of TLG. RBC had not been formally retained in connection with the Business Combination.

Truist and RBC waived their entitlement to certain fees which would be owed upon completion of the Business Combination, which were comprised of approximately $3.3 million for Truist, as a financial advisory fee, and $14.0 million for RBC, as a deferred underwriting fee. Such a fee waiver for services already rendered is unusual. The waiver of these fees will result in a reduction of costs after the closing of the Business Combination. Aside from underwriting fees paid to RBC in connection with our Initial Public Offering, neither Truist nor RBC has received any fees in connection with the Business Combination, notwithstanding that their services have been largely complete and, as such, their fee waiver could be characterized as gratuitous upon completion of the Business Combination.

Truist claims no remaining role in the Business Combination and has disclaimed any responsibility for any portion of the Registration Statement/Proxy Statement filed by TLG with the SEC. RBC has also has disclaimed any responsibility for any portion of the Registration Statement/Proxy Statement. Furthermore, TLG and, following completion of the Business Combination, the surviving company, will remain liable for the provisions of the engagement letter with Truist and the underwriting agreement with RBC that survive their resignation, including, for example, with respect to indemnity and contribution.

It is the understanding of both TLG and Electriq that the SEC has received similar resignation letters from investment banks in connection with other business combination transactions involving special purpose acquisition companies. When a financial institution is named in a registration statement, it may presume a level of due diligence and independent analysis on the part of such financial institution ordinarily associated with a professional engagement. The withdrawal of Truist and the waiver of the deferred underwriting commissions by RBC indicates that they do not want to be associated with the disclosure or the underlying business analysis related to this transaction, and the resignation of these banks from other business combination transactions involving special purpose acquisition companies indicates that they do not want to be associated with such disclosure or business analysis for any companies undergoing such transactions. Investors should not place any reliance upon the fact that any of Truist of RBC previously were involved with the Business Combination.

Because Truist’s financial advisory services on the Business Combination were substantially complete, and RBC never rendered any such financial advisory services on the Business Combination, TLG and Electriq do not believe that these resignations will impact in any way the consummation of the Business Combination and neither TLG nor Electriq expects to hire additional financial advisors in connection with the Business Combination. Nonetheless, it is possible that Truist’s resignation or RBC’s waiver may adversely affect market perception of the Business Combination generally. If market perception of the Business Combination is negatively impacted, an increased number of TLG stockholders may vote against the proposed Business Combination or seek to redeem their shares for cash.

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

In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note. This loan is non-interest bearing and payable on the consummation of the Initial Public Offering. We borrowed an aggregate of $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $400,000,000 was placed in the Trust Account. From the closing of the Initial Public Offering until December 28, 2022, the net proceeds of the Initial Public Offering and certain proceeds from the Private Placement were invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. On December 28, 2022, we liquidated our portfolio of investments held in the Trust Account and converted it into cash held in the Trust Account.

We paid a total of approximately $8.7 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $14.0 million in underwriting discounts and commissions.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description

2.1	Second Amendment to Merger Agreement, dated as of March 22, 2023, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc., Eagle Merger Corp. and Electriq Power, Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on March 22, 2023)

10.1	First Amendment to Amended and Restated Securities Purchase Agreement, dated as of March 22, 2023, between Electriq Power, Inc. and John Michael Lawrie (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on March 22, 2023).

10.2	Form of First Amendment to Lock-up Agreement, dated as of March 22, 2023, by and among TLG Acquisition One Corp., Electriq Power, Inc. and certain stockholders of TLG Acquisition One Corp. and Electriq Power, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39948), filed with the U.S. Securities and Exchange Commission on March 22, 2023).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 15, 2023	TLG ACQUISITION ONE CORP.

	By:	/s/ John Michael Lawrie
	Name	John Michael Lawrie
	Title:	Chief Executive Officer (Principal Executive Officer)