Form 10-Q
period 2023-06-30
Electriq Power Holdings, Inc.
filed 2023-08-10
CIK 1827871

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Electriq Power Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	001-39948	85-3310839
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

625 North Flagler Drive, Suite 1003 West Palm Beach, FL	33401
(Address Of Principal Executive Offices)	(Zip Code)
(833)
462-2883
Registrant’s telephone number, including area code
TLG Acquisition One Corp.
515 North Flagler Drive, Suite 520
West Palm Beach, FL
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ELIQ	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $6.57 per share	ELIQ WS	NYSE American LLC
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
of the Exchange Act).    Yes  ☐    No
☒
As of August 9, 2023, 38,120,937

shares of
Class A common stock, par value $0.0001 per share, were issued and outstanding
.

ELECTRIQ POWER HOLDINGS, INC.

(F/K/A TLG ACQUISITION ONE CORP.)

Form 10-Q

For the Quarter Ended June 30, 2023

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash	$105,457	$19,750
Prepaid expenses	112,099	108,156

Total current assets	217,556	127,906
Cash and investments held in Trust Account	85,098,433	80,945,242

Total Assets	$85,315,989	$81,073,148

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$246,388	$276,917
Accrued expenses	6,326,892	4,472,261
Working capital loan- related party	5,408,857	2,330,370
Income tax payable	1,556,523	1,055,680
Franchise tax payable	20,050	50

Total current liabilities	13,558,710	8,135,278
Derivative warrant liabilities	800,000	800,000
Deferred underwriting commissions	—	14,000,000

Total Liabilities	14,358,710	22,935,278
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 7,948,405 shares at redemption value of approximately $10.50 and $10.03 per share as of June 30, 2023 and December 31, 2022, respectively	83,461,641	79,739,786
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued and outstanding as of June 30, 2023 and December 31, 2022 (excluding 7,948,405 shares subject to possible redemption)	—	—
Class F common stock, $0.0001 par value; 20,000,000 shares authorized; 5,000,000 and 10,000,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	500	1,000
Additional paid-in capital	—	—
Accumulated deficit	(12,504,862)	(21,602,916)

Total stockholders’ deficit	(12,504,362)	(21,601,916)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$85,315,989	$81,073,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$1,666,324	$84,749	$3,051,026	$158,982
General and administrative expenses - related party	21,000	21,000	42,000	41,500
Franchise tax expenses	50,000	50,000	100,000	138,844

Loss from operations	(1,737,324)	(155,749)	(3,193,026)	(339,326)
Gain on forgiveness of deferred underwriting fee payable	1,113,200	—	1,113,200	—
Change in fair value of working capital loan - related party	428,594	—	886,513	—
Change in fair value of derivative warrant liabilities	600,000	2,400,000	—	9,000,000
Income from cash and investments held in Trust Account	759,391	568,143	1,371,765	600,790

Net income (loss) before income taxes	1,163,861	2,812,394	178,452	9,261,464
Income tax expense	(382,744)	(57,686)	(500,843)	(57,686)

Net income (loss)	$781,117	$2,754,708	$(322,391)	$9,203,778

Weighted average shares outstanding of Class A common stock	7,948,405	40,000,000	7,948,405	40,000,000

Basic and diluted net income (loss) per share, Class A common stock	$0.06	$0.06	$(0.02)	$0.18

Weighted average shares outstanding of Class F common stock, basic	5,000,000	10,000,000	5,801,105	10,000,000

Basic and diluted net income (loss) per share, Class F common stock	$0.06	$0.06	$(0.02)	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Common Stock				Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class F
	Shares	Amount	Shares	Amount
Balance - December 31, 2022	—	$—	10,000,000	$1,000	$—	$(21,602,916)	$(21,601,916)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	(500)	(1,874,487)	(1,874,987)
Forfeiture of Class F shares			(5,000,000)	(500)	500
Net loss	—	—	—	—	—	(1,103,508)	(1,103,508)

Balance - March 31, 2023 (unaudited)	—	$—	5,000,000	$500	$—	$(24,580,911)	$(24,580,411)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	11,294,932	11,294,932
Net income	—	—	—	—	—	781,117	781,117

Balance - June 30, 2023 (unaudited)	—	$—	5,000,000	$500	$—	$(12,504,862)	$(12,504,362)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock						Total
	Class A		Class F		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	10,000,000	$1,000	$—	$(27,942,377)	$(27,941,377)
Net income	—	—	—	—	—	6,449,070	6,449,070

Balance - March 31, 2022 (unaudited)	—	—	10,000,000	1,000	—	(21,493,307)	(21,492,307)
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(117,010)	(117,010)
Net income	—	—	—	—	—	2,754,708	2,754,708

Balance - June 30, 2022 (unaudited)	—	$—	10,000,000	$1,000	$—	$(18,855,609)	$(18,854,609)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(322,391)	$9,203,778
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	—	(9,000,000)
Gain on forgiveness of deferred underwriting fee payable	(1,113,200)	—
Change in fair value of working capital loan - related party	(886,513)	—
Income from investments held in Trust Account	(1,371,765)	(600,790)
Changes in operating assets and liabilities:
Prepaid expenses	(3,943)	(604,006)
Accounts payable	(30,529)	(44,404)
Accrued expenses	2,109,631	(810,222)
Income tax payable	500,843	57,686
Franchise tax payable	20,000	(101,425)

Net cash used in operating activities	(1,097,867)	(1,899,383)

Cash Flows from Investing Activities
Investment income released from Trust Account to pay for taxes	80,000	—
Cash deposited in Trust Account	(2,861,426)	—

Net cash used in investing activities	(2,781,426)	—

Cash Flows from Financing Activities:
Proceeds received from working capital loan- related party	3,965,000	1,900,000

Net cash provided by financing activities	3,965,000	1,900,000

Net change in cash	85,707	617
Cash - beginning of the period	19,750	48,491

Cash - end of the period	$105,457	$49,108

Supplemental Disclosure of Non-cash Financing Activities:
Forgiveness of deferred underwriting fee payable allocated to Class A common stock	$13,141,800	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023
Note 1 — Description of Organization and Business Operations
Electriq Power Holdings, Inc. (formerly known as TLG Acquisition One Corp. “TLG” prior to July 31, 2023, the “Closing Date,” and on and after the Closing Date, the “Company”) was a blank check company incorporated in Delaware on October 2, 2020, for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). The Company was not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
Business Combination
On the Closing Date, the Company consummated the previously announced merger (the “Business Combination”) pursuant to certain Agreement and Plan of Merger, dated November 13, 202
2
 (as amended by the First Amendment to Merger Agreement dated December 23, 2022, the Second Amendment to Merger Agreement dated March 22, 2023, and the Third Amendment to Merger Agreement dated June 8, 2023), among the Company, Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of TLG, and Electriq Power, Inc. (“Electriq”).
In connection with TLG’s special meeting of stockholders in lieu of the 2023 annual meeting of stockholders held to, among other things, approve the Business Combination, holders of TLG’s Class A common stock, par value $0.0001 per share
(“TLG
common stock”), had the right to elect to redeem all or a portion of their TLG common stock for a per share price calculated in accordance with Amended and Restated Certificate of Incorporation of TLG. As previously disclosed on July 26, 2023, holders of approximately 97.3% or 7,736,608 shares of TLG common stock had validly elected to redeem their shares of TLG common stock for a pro rata portion of the trust account holding the proceeds from TLG’s initial public offering and the sale of private placement warrants, or approximately $10.63 per share and $82.2 million in the aggregate as of July 25, 2023.
Business Prior to the Business Combination
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from October 2, 2020 (inception) through June 30, 2023, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.
The Company’s sponsor
was
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
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 4,666,667 and 2,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and RBC Capital Markets, LLC (“RBC”), in its capacity as a purchaser of Private Placement Warrants, respectively
, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10.0 million (Note 4).
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
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Trust Account Redemptions and Extension of Combination
Peri
od
On December 19, 2022, the Company held a special meeting of stockholders at
which such stockholders approved the proposal to amend the Amended and Restated Certificate of Incorporation giving the Company the right to extend the business combination deadline on a monthly basis up to six times from February 1, 2023 to August 1, 2023, by depositing into the Trust Account the lesser of (i) an aggregate of $600,000 or (ii) $0.06 for each issued and outstanding Public Share that has not been redeemed for each one-month
extension (the “Extension”). On each of January 30, 2023, February 24, 2023, March 29, 2023, May 1, 2023, May 31, 2023 and June 30, 2023 the Company deposited $
476,904
into the Trust Account in order to extend the business combination deadline to March 1, 2023, April 1, 2023, May 1, 2023, June 1, 2023, July 1, 2023 and August 1, 2023 respectively.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Registration Rights Agreement
The Merger Agreement contemplates that, at the Closing, the Company, the Sponsor, certain of its affiliates, RBC and certain former stockholders of Electriq will enter into an amended and restated registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”), certain shares of the Company’s Class A common stock that are held by, or issuable pursuant to other securities held by, the parties thereto from time to time.
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
For additional information regarding the Merger Agreement and the Transactions described therein, see the Current Reports on Form
8-K
as filed with the SEC by the Company on November 14, 2022, December 23, 2022, March 23, 2023, June 14, 2023, July 24, 2023 and August 4, 2023..
Liquidity and Going Concern
As of June 30, 2023, the Company had approximately $105,457 in its operating bank account and a working capital deficit of approximately $11.8 million, not including taxes payable of approximately $1.4 million.
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
Subsequent from the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement, held outside of the Trust Account, and Working Capital Loan from affiliates. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Working Capital Loan (as defined in Note 4) as may be required. The Company has drawn approximately $7.0 million and $3.0 million under such loans as of June 30, 2023 and December 31, 2022, respectively.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

On July 31, 2023, the Company completed a Business Combination with Electriq and closed the related financing agreements in connection therewith. As a result, management believes that the Company will have sufficient liquidity to fund its operations through one year from the date of this filing.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
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
Furthe
r, S
ection 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2023 and December 31, 2022, held outside of the Trust Account.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

In some circumstanc
es,
the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivat
iv
e Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cashflow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the unaudited condensed consolidated statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 7,948,405 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed consolidated balance sheets.
Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount. The change in the carrying value of redeemable shares of Class A common stock resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2023 and December 31, 2022, the Company had deferred tax assets aggregating approximately $297,000 and $349,000, which are subject to a full valuation allowance, respectively.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022.
The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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
The calculation of diluted net (loss) income does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the
o
ver-allotment) and the private placement warrants to purchase an aggregate of 20,000,000 shares of Class A common stock in the calculation of diluted (loss) income per share because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net (loss) income per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The tables below present a reconciliation of the numerator and denominator used to compute basic and diluted net (loss) income per share for each class of common stock:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class F	Class A	Class F
Basic and diluted net income per common stock:
Numerator:
Allocation of net income, basic and diluted	$479,490	$301,627	$2,203,766	$550,942
Denominator:
Basic and diluted weighted average common stock outstanding	7,948,405	5,000,000	40,000,000	10,000,000

Basic and diluted net income per common stock	$0.06	$0.06	$0.06	$0.06

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class F	Class A	Class F
Basic and diluted net (loss) income per common stock:
Numerator:
Allocation of net (loss) income, basic and diluted	$(186,370)	$(136,021)	$7,363,022	$1,840,756
Denominator:
Basic and diluted weighted average common stock outstanding	7,948,405	5,801,105	40,000,000	10,000,000

Basic and diluted net (loss) income per common stock	$(0.02)	$(0.02)	$0.18	$0.18

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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Each Unit consists of one share of Class A common stock and
one-third
of one Public Warrant. Each whole Public Warrant will entitle the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).
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
Related Party Loans
On October 13, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest
bearing and due upon the completion of the Initial Public Offering. The Company borrowed approximately $192,000 under the Note and repaid the Note in full upon consummation of the Private Placement. As of June 30, 2023 and December 31, 2022, no further drawdowns are permitted.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor and the Company executed a non-interest-bearing
promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Working Capital Loan”). On March 15, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. On June 6, 2023, the Sponsor and TLG amended and restated the Second A&R Note, providing TLG the ability to borrow up to $10,000,000. During the three and six months ended June 30, 2023, a total of approximately $2.0 million were additionally drawn. The Company has drawn approximately $7.0 million and $3.0 million under such loans as of June 30, 2023 and December 31, 2022, respectively.
During the three months ended June 30, 2023, the Company borrowed $
1,940,000
against the Working Capital Loan. As of June 30, 2023, the total amount borrowed against the Working Capital Loan was $
6,985,000 and $3,015,000 was available for withdrawal.
Administrative Services Agreement
The Company entered into an agreement with an affiliate of the Sponsor, pursuant to which the Company agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, the Company will cease paying these monthly fees.
The Company incurred approximately $42,000 and $20,500 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the periods ended June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023 and December 31, 2022, there was no accounts payable related to this agreement.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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
In
connection with the waiving of the deferred underwriting fee, the Company reduced the deferred underwriting fee payable on the unaudited condensed consolidated balance sheets by $14,000,000, as a result $
858,200 and $255,000
is reflected on the Company’s unaudited condensed consolidated statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and accrued expenses related to the underwriters, respectively. Additionally, $13,141,800 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering.
Consulting Fees
The Company has agreements with third party consultants to provide certain advisory services to the Company relating to the identification of and negotiations with potential Targets, assistance with due diligence, marketing, financial analyses and investor relations, pursuant to which the consultants have agreed to defer their fees and have payment of such fees to be solely contingent on the Company closing an initial Business Combination. As of June 30, 2023 and December 31, 2022, the Company has incurred approximately $1,620,000 and $949,000 in contingent fees pursuant to these agreements. The Company will recognize an expense for these services when the performance trigger is considered probable, which in this case will occur upon the closing of an initial Business Combination.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Note 6 — Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 7,948,405 shares of Class A common stock outstanding, all of which were subject to possible redemption.
As of June 30, 2023 and December 31, 2022, the Class A common stock issued in the Initial Public Offering and issued as part of the Over-Allotment Units is recognized in Class A common stock subject to possible redemption as follows:

Gross proceeds from Initial Public Offering	$400,000,000
Less:
Fair value of Public Warrants at issuance	(24,533,330)
Offering costs allocated to Class A common stock subject to possible redemption	(21,284,250)
Plus:
Accretion on Class A common stock subject to possible redemption amount	45,817,580

Class A common stock subject to possible redemption, as of December 31, 2021	400,000,000

Plus:
Accretion on Class A common stock subject to possible redemption amount	4,101,927
Less:
Redemption of Class A common stock subject to possible redemption amount	(324,362,141)

Class A common stock subject to possible redemption, as of December 31, 2022	79,739,786

Plus:
Accretion on Class A common stock subject to possible redemption amount	1,874,987

Class A common stock subject to possible redemption, as of March 31, 2023	81,614,773

Plus:
Waiver of Class A share issuance costs	13,141,800
Less:
Accretion on Class A common stock subject to possible redemption amount	(11,294,932)

Class A common stock subject to possible redemption, as of June 30, 2023	$83,461,641

Note 7 — Stockholders’ Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of June 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 7,948,405 shares of Class A common stock issued and outstanding. All shares subject to possible redemption have been classified as temporary equity (see Note 6).
Class
 F Common Stock
-The Company is authorized to issue 20,000,000 shares of Class F common stock with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 5,000,000 and 10,000,000 shares of Class F common stock outstanding, after giving retrospective application of the stock dividend as discussed in Note 4, retrospectively. Of the 10,000,000 shares of Class F common stock initially issued, up
to 1,250,000 shares of Class F common stock were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Stockholders would collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. The underwriter exercised its over-allotment option in full on February 1, 2021; thus, these 1,250,000 shares of Class F common stock are no longer subject to forfeiture. On January 30, 2023, in connection with the Extension, the Sponsors agreed that they would forfeit for no consideration 5,000,000 shares of Class F common stock in connection with the Extension, which shares of Class F common stock will be cancelled. The Forfeiture occurred.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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
Note 8 — Warrants
As of June 30, 2023 and December 31, 2022, the Company had 13,333,333 Public Warrants and 6,666,667 Private Warrants outstanding, respectively.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

Note 9 — Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
June 30, 2023:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$—	$533,330	$—
Derivative warrant liabilities – Private placement warrants	$—	$266,670	$—
Working capital loan – related party	$—	$—	$5,408,857
December 31, 2022:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities – Public warrants	$533,330	$—	$—
Derivative warrant liabilities – Private placement warrants	$—	$266,670	$—
Working capital loan – related party	$—	$—	$2,330,370
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement to a Level 1 fair value measurement in March 2021, upon trading of the Public Warrants in an active market. The estimated fair value of the Private Placement Warrants was transferred from a Level 3 to a Level 2 on January 1, 2022, as the key inputs to the valuation model became directly or indirectly observable from the Public Warrants listed price. During the three months ended June 30, 2023 the Public warrants were transferred to a level 2 from a level 1 due to lack of trading activity. There were no other transfers between levels of the hierarchy for the three and six months ended June 30, 2023 and the year ended December 31, 2022.
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

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

As of June 30, 2023 and December 31, 2022, all funds in the Trust
Accou
nt are held as cash.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2023	December 31, 2022
Working Capital Loan:
Warrant price	$0.04	$0.04
Volatility	0.01%	0.01%
Risk-free rate	3.52%	3.99%
Discount rate	13.80%	15.76%
Probability of Business Combination	80.00%	80.00%
Term (years)	0.25	0.25
The change in the fair value of Level 3 liabilities for the three and six months ended June 30, 2023 is summarized as follows:

Working Capital Loans- Related Party
Level 3 - Instruments December 31, 2022	$2,330,370
Borrowings of working capital loan – related party	2,025,000
Change in fair value of working capital loan – related party	(457,919)

Level 3 - Instruments at March 31, 2023	$3,897,451
Borrowings of working capital loan – related party	1,940,000
Change in fair value of working capital loan – related party	(428,594)

Level 3 – Instruments at June 30, 2023	$5,408,857

The change in the fair value of Level 3 derivative warrant liabilities for the three and six months ended June 30, 2022 is summarized as follows:

	Derivative Warrant Liabilities	Working Capital Loans- Related Party
Level 3 – Instruments January 1, 2021	$—	$—
Issuance of Public and Private Placement Warrants	38,400,000	—
Transfer of Public Warrants to Level 1	(24,533,330)	—
Change in fair value of derivative warrant liabilities	(10,200,000)	—
Working capital loan – related party	—	920,000
Level 3 – Instruments at December 31, 2021	3,666,670	920,000
Transfer of Private Placement Warrants from Level 3 to Level 2	(3,666,670)	—
Working capital loan – related party	—	1,400,000

Level 3 – Instruments at March 31, 2022	—	2,320,000
Working capital loan – related party	—	500,000

Level 3 – Instruments at June 30, 2022	$—	$2,820,000

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

On July 23, 2023, TLG and Electriq entered into an agreement (the “Forward Purchase Agreement”) with (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO”) (with MSOF, MCP, and MSTO collectively referred to as “Seller”) for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, the Seller purchased
3,534,492
 shares of Class A common stock (the “Shares”) from third parties through a broker in the open market. On July 31, 2023,
251,194
 additional Shares were issued to Seller pursuant to the terms of the FPA Funding Amount PIPE Subscription Agreement entered into in connection with the closing of the Business Combination.

ELECTRIQ POWER HOLDINGS, INC.
(F/K/A TLG ACQUISITION ONE CORP.)
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2023

On July 27, 2023, the Company borrowed $217,000
against the Working Capital Loan. Immediately prior to the closing of the Business Combination, the total amount borrowed against the Working Capital Loan was approximately $
7.2
 million.
On July 25, 2023, TLG held a special meeting of its stockholders (the “Special Meeting”), at which TLG’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by TLG with the SEC on July 12, 2023 (the “Proxy Statement/Consent Solicitation/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the Business Combination.
On the Closing Date, the Business Combination, including the Merger, was completed (the “Closing”). In connection with the Closing, the registrant changed its name from TLG Acquisition One Corp. to Electriq Power Holdings, Inc.
In connection with the Closing, the Sponsor
(i)

relinquished and canceled, for no consideration, an additional 3,270,652 shares of its TLG Class F common stock and all of the 4,666,667 private placement warrants that it received in connection with TLG’s initial public offering and (ii) converted all of the
working capital loans into approximately 756,635 shares of TLG common stock
,
378,318 shares of TLG preferred stock
 and
1,000,000 warrants with terms identical to the terms of the Sponsor IPO Private Placement
Warrants.
On August 1, 2023, the Company’s Class A common stock began trading on the NYSE under the symbol “ELIQ” and the Company’s warrants to purchase the Company’s Class A common stock began trading on the NYSE American under the symbol “ELIQ WS.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Electriq Power Holdings, Inc. (formerly known as TLG Acquisition One Corp.). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in “Risk Factors,” “Cautionary Note Regarding Forward-Looking Statements,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the period ended March 31, 2023 and our other SEC filings. Any of those factors could result in a significant material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Overview

We were a blank check company incorporated in Delaware on October 2, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor was TLG Acquisition Founder LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 27, 2021. On February 1, 2021, we consummated our Initial Public Offering of 40,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 5,000,000 additional Units to cover over-allotments, at $10.00 per Unit, generating gross proceeds of $400.0 million, and incurring offering costs of approximately $22.7 million, of which $14.0 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 4,666,667 and 2,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor and RBC Capital Markets, LLC (“RBC”), in its capacity as a purchaser of Private Placement Warrants, respectively, at a price of $1.50 per Private Placement Warrant, generating total proceeds of $10.0 million.

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

Business Combination

On November 13, 2022, we entered into a Merger Agreement (as amended by that First Amendment to Merger Agreement, dated December 23, 2022, the Second Amendment to Merger Agreement, dated March 22, 2023, the Third Amendment to Merger Agreement dated June 8, 2023 and as it may be further amended, supplemented or otherwise modified from time to time in accordance with its terms, the “Merger Agreement”) with Electriq Power, Inc., a Delaware Corporation (“Electriq”), as disclosed in a Current Report on Form 8-K as filed with the U.S. Securities and Exchange Commission (the “SEC”) by the Company on November 14, 2022.

As previously reported on the Current Report on Form 8-K filed by TLG with the Securities and Exchange Commission (“SEC”) on July 26, 2023, TLG held a special meeting of its stockholders on July 25, 2023 (the “Special Meeting”), at which holders of 11,365,663 shares of TLG’s Class A Common Stock and Class F Common Stock (together, the “TLG Common Stock”) were present in person or by proxy, constituting a quorum for the transaction of business. Only stockholders of record as of the close of business on June 8, 2023, the record date (the “Record Date”) for the Special Meeting, were entitled to vote at the Special Meeting. As of the Record Date, 12,948,405 shares of TLG Common Stock were outstanding and entitled to vote at the Special Meeting.

At the Special Meeting, TLG’s stockholders voted to approve the proposals outlined in the final prospectus and definitive proxy statement filed by TLG with the SEC on July 12, 2023 (the “Proxy Statement/Consent Solicitation/Prospectus”), including, among other things, the adoption of the Merger Agreement and approval of the transactions contemplated by the Merger Agreement, including the merger of Merger Sub with and into Electriq, with Electriq continuing as the surviving corporation and as a wholly-owned subsidiary of TLG, and the issuance of TLG securities as consideration thereunder (the “Merger” and, together with the other transactions contemplated by the Merger Agreement, the “Business Combination”).

On July 31, 2023 (the “Closing Date”), the Business Combination, including the Merger, was completed (the “Closing”). In connection with the Closing, the registrant changed its name from TLG Acquisition One Corp. to Electriq Power Holdings, Inc.

Liquidity and Going Concern

As of June 30, 2023, we had $105,457 in our operating bank account and a working capital deficit of $11,804,362 (excluding income and franchise taxes).

Our liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for issuance of Class F common stock, and a loan from our Sponsor of approximately $192,000 under a promissory note. We repaid the promissory note in full upon consummation of the Private Placement. Subsequent to the consummation of the Initial Public Offering, our liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us working capital loans as may be required. The Sponsor and the Company executed a non-interest-bearing promissory note in May 2021, providing the Company the ability to borrow up to $2,000,000 (the “Original Note”). In March 2022, the Sponsor and the Company amended and restated the Original Note, providing the Company the ability to borrow up to $5,000,000. On September 29, 2022, the Sponsor and the Company amended the Working Capital Loan, providing the Company the ability to borrow up to $8,000,000. On June 6, 2023, the Sponsor and TLG amended and restated the Second A&R Note, providing TLG the ability to borrow up to $10,000,000. The Company has drawn $6,985,000 under such loans as of June 30, 2023.

On July 31, 2023, the Company completed a Business Combination with Electriq Power Holdings, Inc. and closed the related financing agreements in connection therewith. As a result, management believes that the Company will have sufficient liquidity to fund its operations through one year from the date of this filing.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Results of Operations

Our entire activity from inception up to June 30, 2023 was in preparation for our formation and the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to be generating any operating revenues until the closing and completion of our initial Business Combination. For the three months ended June 30, 2023, we had net income of approximately $781,000, which consisted of $759,000 in interest income from investments held in the trust account, gain on forgiveness of deferred underwriting fee payable of $1,113,200 and non-operating expense of approximately $1 million resulting from changes in fair value of derivative warrant liabilities and convertible note, partially offset by approximately $1.7 million in general and administrative expenses, approximately $382,000 in income tax expense and $50,000 in franchise tax expense.

For the three months ended June 30, 2022, we had net income of approximately $2.8 million, which consisted of approximately $568,000 in interest income from investments held in the trust account and non-operating income of approximately $2.4 million resulting from changes in fair value of derivative warrant liabilities, partially offset by approximately $58,000 in income tax expenses, and approximately $156,000 in general and administrative expenses.

For the six months ended June 30, 2023, we had net loss of approximately $323,000, which consisted of approximately $3 million in general and administrative expenses, approximately $500,000 in income tax expense and $100,000 in franchise tax expense, offset by approximately $1.4 million in interest income from investments held in the trust account, gain on forgiveness of deferred underwriting fee payable of $1,113,200 and non-operating expense of $887,000 resulting from changes in fair value of convertible note.

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

Contractual Obligations

Administrative Support Agreement

We entered into an agreement with an affiliate of the Sponsor, pursuant to which we agreed to pay a total of $7,000 per month for office space, administrative and support services to such affiliate. Upon completion of the initial Business Combination or the liquidation, we will cease paying these monthly fees. We incurred $21,000 and $21,000 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. We incurred $42,000 and $41,500 in general and administrative expenses related to the agreement, which is recognized in the accompanying unaudited condensed consolidated statements of operations for the six months ended June 30, 2023 and 2022, respectively.

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

In connection with the waiving of the deferred underwriting fee, the Company reduced the deferred underwriting fee payable on the unaudited condensed consolidated balance sheets by $14,000,000, as a result $858,200 and $255,000 is reflected on the Company’s unaudited condensed consolidated statement of operations for the amounts allocated in connection with the Company’s warrants at the Initial Public Offering and accrued expenses related to the underwriters, respectively. Additionally, $13,141,800 was charged to accumulated deficit for the portion allocated to Class A ordinary shares at the Initial Public Offering

Critical Accounting Estimates

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognized the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited consolidated statements of operations. The initial fair value of the Public Warrants and Private Placement Warrants have each been measured at fair value using a modified Black-Scholes option pricing model. The fair value of the Public Warrants and Private Placement Warrants has subsequently been determined using listed prices in an active market for such warrants. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2023 and updated in our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of approximately $8.7 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $14.0 million in underwriting discounts and commissions. Effective as of May 10, 2023, RBC waived its entitlement to the deferred underwriting commissions payable in connection with the Initial Public Offering in the amount of $14.0 million.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the last fiscal quarter, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit Number	Description

2.1	Third Amendment to Merger Agreement, dated as of June 8, 2023, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc (incorporated by reference to Exhibit 2.4 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

3.1	Second Amended and Restated Certificate of Incorporation of Electriq Power Holdings, Inc. (incorporated herein by reference to Annex B to the Proxy Statement/Consent Solicitation/Prospectus).

3.2	Amended and Restated Bylaws of Electriq Power Holdings, Inc. (incorporated herein by reference to Annex C to the Proxy Statement/Consent Solicitation/Prospectus).

4.1	Amendment No. 1 to Warrant Agreement, dated July 31, 2023, by and between TLG Acquisition One Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 333-268349) filed with the SEC on August 4, 2023).

10.1	Form of Second Amendment to First Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.2	Form of Second Lock-up Agreement (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.3	First Amendment to Sponsor Agreement, dated as of June 8, 2023, by and among TLG Acquisition One Corp., TLG Acquisition Founder LLC, Electriq Power, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.4	Form of Registration Rights Agreement, by and among New Electriq, Sponsor and certain of its affiliates, RBC and certain former stockholders of Electriq (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.5	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and John Michael Lawrie (incorporated by reference to Exhibit 10.22 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.6	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and O’Shanter Development Company Limited (incorporated by reference to Exhibit 10.23 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.7	Form of Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and certain investors (incorporated by reference to Exhibit 10.24 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.8	Form of Securities Purchase Agreement, dated as of June 8, 2023, by and between TLG Acquisition One Corp. and certain investors (incorporated by reference to Exhibit 10.25 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.9	Securities Purchase Agreement, dated as of June 8, 2023, by and between TLG Acquisition One Corp. and John Michael Lawrie (incorporated by reference to Exhibit 10.26 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.10	Electriq Power, Inc. Notes Conversion Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc., TLG Acquisition One Corp. and John Michael Lawrie (incorporated by reference to Exhibit 10.27 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.11	Form of Notes Conversion Agreement, dated as of June 8, 2023 (incorporated by reference to Exhibit 10.28 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.12	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and John Michael Lawrie (incorporated by reference to Exhibit 10.29 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.13	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and Jonathan Krehm (incorporated by reference to Exhibit 10.30 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.14	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and O’Shanter Development Company Ltd. (incorporated by reference to Exhibit 10.31 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

Second Amended and Restated Certificate of Incorporation of Electriq Power Holdings, Inc. (incorporated herein by reference to Annex B to the Proxy Statement/Consent Solicitation/Prospectus).

10.15	Securities Purchase Agreement, dated as of June 8, 2023, by and between Electriq Power, Inc. and 1961823 Ontario Inc. (incorporated by reference to Exhibit 10.32 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.16	Letter agreement, dated June 28, 2023, by and between TLG Acquisition One Corp. and Meteora Capital, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on August 4, 2023).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document-the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 10, 2023	ELECTRIQ POWER HOLDINGS, INC.

	By:	/s/ Frank Magnotti
	Name	Frank Magnotti
	Title:	Chief Executive Officer (Principal Executive Officer)