Form 10-Q
period 2023-09-30
Electriq Power Holdings, Inc.
filed 2023-11-14
CIK 1827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q
___________________________
(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file number 001-39948
___________________________
ELECTRIQ POWER HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware		85-3310839
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

625 North Flagler Drive,	Suite 1003B
West Palm Beach,	FL	33401
(Address of Principal Executive Offices)		(Zip Code)
___________________________
(833) 462-2883
Registrant's telephone number, including area code
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	ELIQ	New York Stock Exchange
Warrants, each exercisable for one share of Class A common stock at an exercise price of $6.57 per share	ELIQ WS	NYSE American LLC
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	x	Smaller reporting company	x
		Emerging growth company	x
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐   No  ☒

There were 41,754,345 shares of common stock outstanding as of November 10, 2023.

Part I - Financial Information

Item 1. Financial Statements

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)
Assets
Current assets:
Cash	$8,099,738	$5,480,960
Accounts receivable, less allowance for doubtful accounts of $40,449 and $30,429 as of September 30, 2023 and December 31, 2022, respectively	371,923	317,423
Inventory, net	20,929,486	13,532,475
Inventory deposits	238,068	5,182,045
Forward purchase contract asset	2,101,424	—
Prepaid expenses and other current assets	752,391	368,117
Total current assets	32,493,030	24,881,020
Property and equipment, net	1,730,670	1,422,293
Right of use assets	3,346,958	3,241,705
Deposits	131,257	109,539
Total assets	$37,701,915	$29,654,557
Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Current portion of loan payable	$—	$11,377,297
SAFE notes	—	51,600,000
Accounts payable	8,201,251	1,377,123
Warrants liability	—	14,114,411
Accrued payroll and employee benefits	2,233,598	629,773
Lease liability	718,027	347,131
Accrued expenses and other current liabilities	2,294,996	5,196,432
Total current liabilities	13,447,872	84,642,167
Derivative warrants liability	3,039,603	—
Convertible note payable	—	5,000,000
Cumulative mandatorily redeemable preferred stock liability	21,465,335	—
Other long-term liabilities	2,605,293	2,503,038
Total liabilities	40,558,103	92,145,205
Commitments and contingencies (Note 7)
Mezzanine equity:
Common stock; $0.0001 par value; 3,734,062 and zero shares contingently redeemable, respectively at September 30, 2023 and December 31, 2022	39,523,511	—
Stockholders’ deficit:
Common stock; $0.0001 par value; 38,020,283 and 21,902,477 shares issued and outstanding, respectively at September 30, 2023 and December 31, 2022	3,802	2,190
Additional paid-in capital	76,075,014	42,500,855
Accumulated deficit	(118,458,233)	(104,993,411)
Accumulated other comprehensive loss	(282)	(282)
Total stockholders’ deficit	(42,379,699)	(62,490,648)
Total liabilities, mezzanine equity and stockholders’ deficit	$37,701,915	$29,654,557
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$834,262	$5,988,248	$1,019,207	$15,334,583
Cost of goods sold	853,615	5,621,589	1,921,367	13,957,964
Gross (loss) profit	(19,353)	366,659	(902,160)	1,376,619
Operating expenses:
Research and development	1,011,633	901,058	3,147,943	2,716,351
Sales and marketing	1,308,928	909,871	3,522,731	2,790,657
General and administrative	4,806,693	2,626,179	14,235,262	6,975,600
Total operating expenses	7,127,254	4,437,108	20,905,936	12,482,608
Loss from operations	(7,146,607)	(4,070,449)	(21,808,096)	(11,105,989)
Other expense (income):
Interest expense	1,291,851	918,035	3,292,932	1,223,254
Unrealized fair value adjustments	14,895,081	5,170,186	(10,891,144)	32,128,614
Other (income) expense, net	(3,380,090)	4,428	(745,062)	5,864
Loss before income taxes	(19,953,449)	(10,163,098)	(13,464,822)	(44,463,721)
Income tax expense	—	—	—	—
Net loss	(19,953,449)	(10,163,098)	(13,464,822)	(44,463,721)
Cumulative preferred stock dividends	45,803	451,895	978,752	1,283,334
Net loss attributable to common stockholders	$(19,999,252)	$(10,614,993)	$(14,443,574)	$(45,747,055)
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(6.65)	$(1.40)	$(29.57)
Weighted average number of shares of common stock outstanding—basic and diluted	26,944,552	1,595,724	10,290,182	1,546,928
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEZZANINE EQUITY
(unaudited)

	Common		Pre-2023 Seed, Seed-1 and Seed-2 Preferred		Additional Paid- in Capital	Total Mezzanine Equity
	Shares	Par	Shares	Par
Balance at December 31, 2021	—	$—	2,099,942,360	$2,099,942	$22,066,270	$24,166,212
Retroactive conversion of shares due to Business Combination	—	—	(2,099,942,360)	(2,099,942)	(22,066,270)	(24,166,212)
Balance at December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023, as converted	—	—	—	—	—	—
Contingently redeemable shares of common stock purchased pursuant to Forward Purchase Agreement	3,534,492	353	—	—	37,559,813	37,560,166
Shares sold under Forward Purchase Agreement and reclassified to permanent equity	(51,624)	(5)	—	—	(548,590)	(548,595)
Contingently redeemable shares of common stock issued pursuant to terms of FPA Funding Amount PIPE Subscription Agreement	251,194	25	—	—	2,511,915	2,511,940
Balance at September 30, 2023	3,734,062	$373	—	$—	$39,523,138	$39,523,511
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(unaudited)

	Common		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Par
Balance at December 31, 2022	242,302,003	$24,230	$7,686,612	$(104,993,411)	$(282)	$(97,282,851)
Retroactive conversion of shares due to Business Combination	(220,928,968)	(22,093)	34,814,296	—	—	34,792,203
Balance at December 31, 2022, as converted	21,373,035	2,137	42,500,908	(104,993,411)	(282)	(62,490,648)
Issuance of shares for common stock	12,273	1	26,339	—	—	26,340
Stock-based compensation	—	—	1,515,816	—	—	1,515,816
Net loss	—	—	—	(10,032,916)	—	(10,032,916)
Balance at March 31, 2023	21,385,308	$2,138	$44,043,063	$(115,026,327)	$(282)	$(70,981,408)
Issuance of shares for common stock	2,637,861	264	14,360,258	—	—	14,360,522
Stock-based compensation	—	—	1,280,436	—	—	1,280,436
Net income	—	—	—	16,521,543	—	16,521,543
Balance at June 30, 2023	24,023,169	$2,402	$59,683,757	$(98,504,784)	$(282)	$(38,818,907)
Issuance of common stock upon exercise of stock options and pre-closing financings	938,421	94	4,855,592	—	—	4,855,686
Issuance of common stock from closing financings and Lawrie notes conversion in connection with the Business Combination	1,712,500	171	8,106,906	—	—	8,107,077
Conversion of Electriq’s SAFE notes into shares of New Electriq common stock in connection with the Business Combination	4,090,384	409	24,787,319	—	—	24,787,728
Conversion and exchange of Electriq warrants for shares of New Electriq common stock in connection with the Business Combination	360,603	36	2,185,218	—	—	2,185,254
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (continued)
(unaudited)

Issuance of common stock in connection with the Business Combination, net	3,227,222	323	(26,185,485)	—	—	(26,185,162)
Issuance of public warrants	—	—	1,600,000	—	—	1,600,000
Restricted stock awards granted	3,616,360	362	—	—	—	362
Contingently redeemable shares reclassified from mezzanine equity to permanent equity in connection with the Business Combination	51,624	5	548,590	—	—	548,595
Stock-based compensation	—	—	493,117	—	—	493,117
Net loss	—	—	—	(19,953,449)	—	(19,953,449)
Balance at September 30, 2023	38,020,283	$3,802	$76,075,014	$(118,458,233)	$(282)	$(42,379,699)
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (continued)
(unaudited)

	Common		Additional Paid- in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Deficit
	Shares	Par
Balance at December 31, 2021	217,588,804	$21,759	$5,296,155	$(52,644,152)	$(282)	$(47,326,520)
Retroactive conversion of shares due to Business Combination	(197,192,388)	(19,719)	24,185,931	—	—	24,166,212
Balance at December 31, 2021, as converted	20,396,416	2,040	29,482,086	(52,644,152)	(282)	(23,160,308)
Issuance of shares for common stock	55,068	5	2,342	—	—	2,347
Stock-based compensation	—	—	138,007	—	—	138,007
Net loss	—	—	—	(7,937,071)	—	(7,937,071)
Balance at March 31, 2022	20,451,484	$2,045	$29,622,435	$(60,581,223)	$(282)	$(30,957,025)
Issuance of shares for common stock	37,918	4	12,130	—	—	12,134
Shares issued on warrant exercises	789,206	79	10,625,912	—	—	10,625,991
Stock-based compensation	—	—	339,821	—	—	339,821
Net loss	—	—	—	(26,363,552)	—	(26,363,552)
Balance at June 30, 2022	21,278,608	$2,128	$40,600,298	$(86,944,775)	$(282)	$(46,342,631)
Issuance of shares for common stock	53,856	5	53,551	—	—	53,556
Stock-based compensation	—	—	287,430	—	—	287,430
Net loss	—	—	—	(10,163,098)	—	(10,163,098)
Balance at September 30, 2022	21,332,464	$2,133	$40,941,279	$(97,107,873)	$(282)	$(56,164,743)
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(13,464,822)	$(44,463,721)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,289,369	765,258
Accretion of discount and dividends on cumulative mandatorily redeemable preferred stock	1,319,145	—
Unrealized fair value adjustments	(10,891,144)	32,128,614
Depreciation and amortization	123,308	119,388
Amortization of right of use assets	507,511	163,626
Settlement gain	(5,641,658)	—
Write-off of inventory deposits	5,040,689	—
Changes in assets and liabilities:
Accounts receivable, net	(54,500)	(963,629)
Inventory	(1,853,445)	(4,119,767)
Inventory deposits	(96,712)	(2,488,479)
Prepaid expenses and other current assets	(384,274)	(23,948)
Deposits	(21,718)	(900,160)
Accounts payable	6,660,128	(630,627)
Accrued expenses and other current liabilities	(7,274,682)	1,851,794
Other long-term liabilities	(470,168)	210,976
Net cash used in operating activities	(23,212,973)	(18,350,675)
Cash flows from investing activities:
Acquisition of property and equipment	(431,685)	(834,132)
Other	(4,923)	(3,798)
Net cash used in investing activities	(436,608)	(837,930)
Cash flows from financing activities:
Proceeds from loan payable	—	11,200,000
Payments on loans payable and note conversions	(3,584,989)	(1,333,027)
Proceeds from convertible note payable	3,500,000	—
Proceeds received from Business Combination	1,820	—
Proceeds from issuance of cumulative mandatorily redeemable preferred stock	9,550,792	—
Proceeds from conversion of warrants for preferred stock	—	693,000
Proceeds from issuance of common stock, net of issuance costs	17,439,776	95,614
Payment of equity issuance costs	(594,040)	—
Other	(45,000)	(40,000)
Net cash provided by financing activities	26,268,359	10,615,587
Net increase (decrease) in cash	2,618,778	(8,573,018)
Cash, beginning of period	5,480,960	12,730,198
Cash, end of period	$8,099,738	$4,157,180
	Nine Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information:
Interest paid	$1,601,660	$130,890
Taxes paid	$—	$—
Right of use assets obtained in exchange for lease obligations	$787,764	$1,200,086
Non-cash financing activities:
Conversion of Electriq’s SAFE notes into shares of common stock at Closing Date of Business Combination	$24,787,728	$—
Conversion and exchange of Electriq warrants for shares of common stock at Closing Date of Business Combination	$2,185,254	$—
Retroactive conversion of pre-2023 seed preferred stock to shares of common stock upon Business Combination	$34,792,203	$—

Supplemental disclosure of non-cash notes conversion agreements:
Decrease in loans payable	$(11,377,297)	$(1,333,027)
Non-cash principal portion converted to cumulative mandatorily redeemable preferred stock and common stock	7,792,308	—
Total principal payments on loan payable	$(3,584,989)	$(1,333,027)

Increase in carrying value from issuance of cumulative mandatorily redeemable preferred stock	$15,959,393	$—
Non-cash portion converted to cumulative mandatorily redeemable preferred stock	(6,408,601)	—
Total cash proceeds from issuance of cumulative mandatorily redeemable preferred stock	$9,550,792	$—

Increase in carrying value from issuance of common stock, net of issuance costs	$27,323,483	$95,614
Non-cash portion allocated to common stock from note conversion agreements	(9,883,707)	$—
Total cash proceeds from issuance of common stock	$17,439,776	$95,614
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023 AND 2022
1. Organization and Description of Business
Electriq Power Holdings, Inc. (formerly known as TLG Acquisition One Corp. “TLG” prior to July 31, 2023, the Closing Date (as defined below) and on and after the Closing Date, the “Company” or “Electriq”) is a leading energy solutions provider that designs, develops, manages, delivers and services integrated energy storage systems for residential applications primarily in North America.
The Company sells its integrated energy storage systems through a network of channel partners, including solar and electrical distributors and installation companies, utility companies, municipalities, community choice aggregators and homebuilders. The Company has also historically sold its products through partnerships with large strategic corporations where it has rebranded the Company’s products (“white-label”) and, while the Company currently has no such partnerships, it continues to seek such partnerships.
Electriq’s wholly owned subsidiaries are Electriq Power Labs, Inc., formed in Canada in June 2016 and closed in January 2021, EIQP Limited, formed in Hong Kong in December 2016 and closed in July 2021, Parlier Home Solar, LLC, formed in California in April 2021, and Santa Barbara Home Power Program, LLC, formed in California in September 2022. Electriq has an 80% owned subsidiary, Electriq Microgrid Services LLC, formed in Delaware in May 2022.
Business Combination and Related Transactions
On July 31, 2023 (the “Closing Date”), the Company consummated the previously announced merger (the “Business Combination”) pursuant to that certain Agreement and Plan of Merger, dated November 13, 2022 (as amended by the First Amendment to Merger Agreement dated December 23, 2022, the Second Amendment to Merger Agreement dated March 22, 2023, and the Third Amendment to Merger Agreement dated June 8, 2023, the “Merger Agreement”), among the Company, Eagle Merger Corp., a Delaware corporation and wholly-owned subsidiary of TLG (“Merger Sub”), and Electriq Power, Inc. (“Legacy Electriq”). Pursuant to the Merger Agreement, on the Closing Date, Merger Sub merged with and into Legacy Electriq, with Legacy Electriq continuing as the surviving corporation and as a wholly-owned subsidiary of TLG and the Legacy Electriq equity holders became the equity holders of TLG (the “Closing”). In connection with the Closing, TLG changed its name to Electriq Power Holdings, Inc.
In connection with TLG’s special meeting of stockholders in lieu of the 2023 annual meeting of stockholders held to, among other things, approve the Business Combination, holders of TLG’s Class A common stock, par value $0.0001 per share (“TLG common stock”), had the right to elect to redeem all or a portion of their TLG common stock for a per share price calculated in accordance with the Amended and Restated Certificate of Incorporation of TLG. As previously disclosed on July 26, 2023, holders of approximately 97.3% or 7,736,608 shares of TLG common stock had validly elected to redeem their shares of TLG common stock for a pro rata portion of the trust account holding the proceeds from TLG’s initial public offering and the sale of private placement warrants, or approximately $10.63 per share and $82.2 million in the aggregate, as of July 25, 2023.
The Business Combination is accounted for as a reverse recapitalization in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). TLG is not considered a business pursuant to Accounting Standards Codification Topic (“ASC”) 805, and business combination guidance does not apply to this transaction. When business combination guidance in ASC 805 doesn’t apply, the transaction is accounted for in a manner that is similar to a reverse acquisition, which is often referred to as a reverse merger. TLG’s only pre-combination identifiable assets were the cash received from its public investors, and it did not meet the definition of a business as defined in ASC 805. As a result, the reverse merger is being accounted for as a reverse recapitalization, similar to a reverse acquisition between an operating company and a shell company. We further performed a voting model evaluation under the provisions of ASC 810, “Consolidations,” and have concluded that Electriq demonstrates voting interest control as determined under the voting model subsections of ASC 810 and is the accounting acquirer. The Electriq stockholders maintained ownership and voting rights of more the 50% in the combined company; therefore, Electriq will consolidate TLG. The Merger Transaction is accounted for as the equivalent of a capital transaction in which Electriq, the accounting acquirer, is issuing stock for the net assets of TLG, and is considered to be the equivalent of the operating company, Electriq, issuing shares for the net monetary assets of TLG, followed by a recapitalization. The net assets of TLG are stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination reflect those of Legacy Electriq.
As part of the Business Combination, Legacy Electriq equity holders received aggregate merger consideration, consisting of 27,500,000 shares of TLG’s common stock, par value $0.0001 per share, at an assumed value of $10.00 per share or $275,000,000, plus 3,528,750 additional shares of TLG common stock, being equal to the quotient obtained by dividing (x) the amount of equity raised by Legacy Electriq in any equity, debt or similar investments obtained by Legacy Electriq prior to closing of the Merger in connection with a private capital raise, by (y) $8.00. In addition, holders of Legacy Electriq’s Series B Cumulative Redeemable Preferred Stock, par value $0.0001 per share received 1,411,500 shares of TLG’s Series A Cumulative Redeemable Preferred Stock, par value $0.0001 per share, being equal to the number of shares of Legacy Electriq Cumulative Redeemable Series B preferred stock outstanding immediately prior to the closing of the Merger multiplied by the Exchange Ratio. The TLG preferred stock has a cumulative dividend, payable in kind, of 15% per share, plus any accrued and unpaid dividends on each such share, and is subject to mandatory redemption on the third anniversary of the original issue date of such shares, payable either in cash or in TLG common stock, at the option of the holder. As part of the merger consideration, holders of Legacy Electriq’s options not exercised prior to the Business Combination received replacement options to purchase shares of TLG common stock based on the value of the merger consideration per share of Legacy Electriq common stock.
In June 2023, certain investors entered into subscription agreements with Legacy Electriq to purchase shares of Electriq common stock for $18.1 million, including (i) $10.0 million from John Michael Lawrie, the Chief Executive Officer of TLG and Chairman of the TLG board of directors, (ii) $4.5 million from an affiliate of an existing Legacy Electriq stockholder, (iii) $2.5 million in the aggregate from funds managed by GBIF Management Ltd. and another Legacy Electriq stockholder, and (iv) $1.1 million from new Legacy Electriq investors (“Pre-Closing Financings”). In addition, on June 8, 2023, certain noteholders of Legacy Electriq entered into subscription agreements with Legacy Electriq pursuant to which such investors converted approximately $10.1 million of Legacy Electriq notes, including accrued interest (excluding the Lawrie notes (as defined below)), into shares of Legacy Electriq common stock plus additional shares of Legacy Electriq common stock and Legacy Electriq cumulative preferred stock as an incentive (“Pre-Closing Loan Conversions”).
In connection with the Pre-Closing Financings and Pre-Closing Loan Conversions, Mr. Lawrie, the Additional Investor, the Pre-Closing Electriq Investors and the Electriq noteholders received shares of Electriq common stock and shares of Electriq cumulative mandatorily redeemable Series B preferred stock as an incentive for their investment. Upon conversion in the Merger, the shares of Electriq common stock and Electriq cumulative mandatorily redeemable Series B preferred stock received in the Electriq Incentive converted into shares of TLG common stock and shares of TLG cumulative mandatorily redeemable Series A preferred stock.
In June and July 2023, certain investors entered into subscription agreements with TLG to purchase 650,000 shares of TLG common stock for $6.5 million, including (i) $5.0 million from Mr. Lawrie for 500,000 shares of TLG common stock and (ii) $1.5 million from other Electriq investors to purchase 150,000 shares of TLG common stock. In connection with the Closing Financings, Mr. Lawrie and the other Electriq investors received, as an incentive for their investment, 250,000 shares and 75,000 shares, respectively, of TLG preferred stock at Closing.
On June 8, 2023, Mr. Lawrie signed an agreement pursuant to which Mr. Lawrie’s two secured convertible promissory notes (the “Lawrie notes”) in the aggregate amount of $8.5 million were converted into 1,062,500 shares of TLG common stock and 425,000 shares of TLG preferred stock. In addition, pursuant to an amendment to the Sponsor Agreement signed on June 8, 2023, at the Closing, the Sponsor (i) relinquished and cancelled, for no consideration, an additional 3,270,652 shares of its TLG Class F common stock and all of the 4,666,667 private placement warrants that it received in connection with TLG’s initial public offering. Immediately prior to the Closing Date of the merger, TLG had 5,000,000 shares of its TLG Class F common stock issued and outstanding. Upon completion of the Business Combination, 1,729,348 former shares of Class F Common Stock were recapitalized as Class A common stock in New Electriq. Further, the non-redemption of 211,797 shares of TLG common stock also resulted in an increase in shares of New Electriq common stock immediately after the Closing Date. The Sponsor Amendment also provided that Sponsor would convert all Working Capital Loans into shares of TLG common stock, TLG preferred stock and warrants at Closing. At Closing, all TLG Operating Expenses totaling $9.1 million, including approximately $7.2 million of Working Capital Loans, were converted into 756,635 shares of TLG common stock, 378,318 of TLG preferred stock and 1,000,000 warrants with terms identical to the terms of the Sponsor IPO Private Placement Warrants. On September 21, 2023, the Company and Sponsor acknowledged and agreed (the “Acknowledgment”) that the Sponsor Amendment was intended to provide for the conversion into TLG Common Stock and TLG Preferred Stock of all TLG Operating Expenses and not solely the Working Capital Loans. Given that the full amount of the TLG Operating Expenses was so converted at Closing, no adjustments to the TLG securities issued at Closing to Sponsor were required as a result of the Acknowledgment.
TLG’s public units were separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from NYSE.
At the Closing Date, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of TLG Class A common stock by public stockholders of TLG:
•each share of Legacy Electriq common stock issued and outstanding immediately prior to the Closing (excluding shares owned by Legacy Electriq or any of its direct or indirect wholly-owned subsidiaries as treasury stock or by TLG) was cancelled and converted into the right to receive a number of shares of TLG Class A common stock equal to one (1) multiplied by the Exchange Ratio of $0.007583541 per share; total shares of TLG Class A common issued on conversion at the Exchange Ratio on the Closing Date were 5,409,014 shares.
•each share of Legacy Electriq cumulative mandatorily redeemable Series B preferred stock issued and outstanding immediately prior to the Closing was cancelled and converted into the right to receive a number of shares of TLG’s cumulative mandatorily redeemable Series A preferred stock, par value $0.0001 per share (“TLG preferred stock”), equal to one (1) multiplied by the Exchange Ratio;
•Legacy Electriq pre-2023 preferred stock was converted into 20,064,970 shares of TLG common stock on the Closing Date, including additional shares issued as a result of applying an anti-dilution factor and the conversion of accumulated dividends on pre-2023 seed preferred stock. Such securities were considered fully exercised;
•all outstanding SAFE notes were converted into 4,090,384 shares of Class A common stock in TLG at a fair value of approximately $6.06 per share at the Closing Date;
•outstanding Legacy Electriq warrants immediately prior to the Closing Date with a fair value of $2,185,254 were exchanged into 360,603 shares of Class A common stock in TLG. The warrants were exchanged on a cashless basis;
•each outstanding vested and unvested Legacy Electriq stock option was assumed by TLG, cancelled and converted into an option to purchase a number of shares of Class A common stock equal to (a) the product of the number of shares of Legacy Electriq common stock underlying such Legacy Electriq stock option immediately prior to the Closing multiplied by the Exchange Ratio at an exercise price per share equal to the quotient obtained by dividing (A) the exercise price per share of Legacy Electriq common stock underlying such Legacy Electriq stock option immediately prior to the Closing by (B) the Exchange Ratio; and
•the $8.5 million Notes with the SPAC Executive (“SPAC Executive Notes”) converted into equity securities of TLG in accordance with the terms of the Notes Conversion Agreement. See Note 5.
On August 1, 2023, the Company’s Class A common stock and warrants to purchase Class A common stock of the Company began trading on the NYSE and NYSE American, respectively, under the symbols “ELIQ” and “ELIQ WS,” respectively.
The source and total number of shares of Class A common stock outstanding immediately after the completion of the Business Combination as of the July 31, 2023 Closing Date is as follows:

Conversions of pre-2023 preferred stock	20,064,970
Conversions of SAFE notes	4,090,384
Conversions of Legacy Electriq warrants	360,603
Conversions of Legacy Electriq common stock, including common stock issued in pre-closing financings executed prior to the completion of the Business Combination	5,409,014
Common stock issued in the conversion of the Working Capital Loan at the Closing Date	756,635
Common stock issued in the conversion of the Lawrie notes at the Closing Date	1,712,500
Contingently redeemable shares of common stock purchased by Meteora pursuant to Forward Purchase Agreement	3,534,492
Additional contingently redeemable shares of common stock issued to Meteora pursuant to subscription agreement	251,194
Common stock issued from non-redemptions	211,797
Recapitalization of Class F shares of TLG into shares of Class A common stock	1,729,348
Total shares of Class A common stock outstanding as of Closing Date	38,120,937
On July 31, 2023, 29,924,971 shares of common stock and 1,411,500 shares of TLG preferred stock were issued to Electriq stockholders, and 2,720,329 shares of common stock and 1,178,318 shares of TLG preferred stock were issued in connection with the Closing Financings. After giving effect to the foregoing issuances, 38,120,937 shares of Class A common stock and 2,589,818 shares of TLG preferred stock were outstanding. Stockholders holding 7,736,608 of TLG’s public shares exercised their right to redeem such shares for a pro rata portion of the funds in TLG’s Trust Account.
Forward Purchase Agreement
On July 23, 2023, TLG and Electriq entered into an agreement (the “Forward Purchase Agreement”) with (i) Meteora Special Opportunity Fund I, LP (“MSOF”), Meteora Capital Partners, LP (“MCP”) and Meteora Select Trading Opportunities Master, LP (“MSTO” and together with MSOF, MCP, and MSTO, the “Seller”) pursuant to which the Seller purchased 3,534,492 shares of TLG common stock from third parties through a broker in the open market (“Recycled Shares”).
The Forward Purchase Agreement provided that $3,000,000 (the “Prepayment Shortfall”) would be paid by Seller to TLG one business day following the Closing (for which amount was netted from the Prepayment Amount). Seller in its sole discretion may sell shares at any time following the trade date at prices (i) at or above $6.67 during the first six months following the Closing and (ii) at any sales price thereafter, without payment by Seller of any Early Termination Obligation (as defined in the Forward Purchase Agreement) until the earlier of such time as the proceeds from such sales equal 100% of the Prepayment Shortfall (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale shares”). A sale of shares is only a Shortfall Sale when a Shortfall Sale notice is delivered under the Forward Purchase Agreement, and an Optional Early Termination (as defined in the Forward Purchase Agreement), is delivered. As of September 30, 2023. Seller has submitted Shortfall Sale notices totaling 51,624 shares that it sold through that date for proceeds of $362,163, reducing the remaining Prepayment Shortfall amount to $2,637,837.
The Forward Purchase Agreement provided that Seller would be paid directly an aggregate cash amount (the “Prepayment Amount”) equal to (x) the product of (i) the number of shares as set forth in a Pricing Date Notice (as defined in the Forward Purchase Agreement) and (ii) the redemption price per share as defined in Section 9.2(a) of the Amended and Restated Certificate of Incorporation of TLG in effect prior to consummation of the Business Combination, as amended, less (y) the Prepayment Shortfall. TLG paid to Seller separately the Prepayment Amount required under the Forward Purchase Agreement directly from TLG’s Trust Account maintained by Continental Stock Transfer and Trust Company, except that to the extent the Prepayment Amount payable to Seller is to be paid from the purchase of additional shares by Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with Seller being able to reduce the purchase price for the additional shares by the Prepayment Amount. For the avoidance of doubt, any additional shares purchased by Seller will be included in the number of shares for its Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.
Seller agreed to waive any redemption rights that it had under TLG’s Amended and Restated Certificate of Incorporation with respect to any TLG common stock purchased through the FPA Funding Amount PIPE Subscription Agreement and any Recycled Shares in connection with the Business Combination, that would require redemption by TLG of the shares of TLG common stock. Such waiver may have reduced the number of shares of TLG common stock redeemed in connection with the Business Combination.
The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value (“FV”) recognized in the statements of operations. See Note 12. The ability of the Company to receive any of the proceeds from the Forward Purchase Agreement is dependent upon factors outside the control of the Company. The initial fair value of the forward purchase contract asset at the Closing Date was $18,475,421, net, which includes a forward purchase contract asset related to the payment of the $37,261,790 (including $189,684 in transaction costs) to Meteora at the Closing Date, offset by the change in the fair value of the forward purchase contract asset of $18,596,685, which has been recorded as a charge to unrealized fair value adjustments in the Company’s condensed consolidated statements of operations. The forward purchase contract asset was classified as a current asset, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Note 14.
FPA Funding Amount PIPE Subscription Agreement
On July 23, 2023, TLG entered into a subscription agreement (the “FPA Funding Amount PIPE Subscription Agreement”) with Meteora. Pursuant to the FPA Funding Amount PIPE Subscription Agreement and in connection with the Forward Purchase Agreement, Meteora purchased on the Closing Date, an aggregate of a number of shares of TLG common stock up to the Maximum Number of Shares as set forth in the Forward Purchase Agreement (the “Subscribed Shares”) less the number of Recycled Shares, as defined in the Forward Purchase Agreement, provided, however, that Meteora shall not be required to purchase an amount of shares of TLG common stock, such that following the issuance of the Subscribed Shares, its ownership would not exceed 9.9% ownership of the total shares of TLG common stock outstanding immediately after giving effect to such issuance unless Meteora at its sole discretion waives such 9.9% ownership limitation. As described in Note 9, on July 31, 2023, 251,194 additional shares of Electriq common stock were issued to Seller at approximately $10.00 per share pursuant to the terms of a subscription agreement entered into at Closing in connection with the FPA Funding Amount PIPE Subscription Agreement.
Upon the completion of the Business Combination, the remaining $1.5 million of working capital loans were converted into 1,000,000 warrants at $1.50 per share with terms identical to the terms of the Sponsor IPO Private Placement Warrants. In addition, the Company issued 50,000 shares of cumulative redeemable Series A preferred stock to certain stockholders subject to the Non-Redemption Agreement and 378,318 shares of cumulative redeemable Series A preferred stock to reflect the Working Capital Loan Conversion. The shares of Electriq preferred stock issued in connection with the Financing Transactions have been reflected in the condensed consolidated balance sheet as liabilities at fair value pursuant to ASC 480. The carrying value of the Electriq preferred stock is accreted to its redemption value over the three-year period ending in the redemption date. The Company utilized a third-party valuation specialist to determine the fair value of the preferred stock. The fair value calculation was based on a variety of assumptions, including the use of a market yield to discount the future payout to present value and applying a discount related to the lack of marketability. The preferred stock qualifies as a mandatorily redeemable financial instrument as it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. In addition, an additional $40,072,106 of Electriq Class A common stock subject to forward purchase contract (and classified as mezzanine equity) was recorded at the Closing Date of the Business Combination to reflect Meteora’s purchase of 3,534,492 shares of TLG Common Stock at approximately $10.63 per share and 251,194 additional shares of TLG at approximately $10.00 per share to reverse previously submitted redemption requests pursuant to the terms of the Forward Purchase Agreement. These shares are classified as mezzanine equity on the balance sheet, as they are contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of Meteora.
The following table reflects the preliminary accounting of the net assets acquired and liabilities assumed in exchange for common stock in connection with the Business Combination:

TLG cash balance at Closing Date of Business Combination, including reclassification of TLG cash held in trust, prior to merger related transactions	$84,471,539
Plus: Proceeds from Meteora’s purchase of 3,534,492 TLG common stock at approximately $10.63 per share and 251,194 additional shares at approximately $10.00 per share to reverse previously submitted redemption requests pursuant to the terms of the forward purchase contract asset	40,072,106
Less: Redemption of approximately 97.3% or 7,736,608 shares of TLG common stock at approximately $10.63 per share	(82,220,659)
Less: Net cash payment to Meteora at Closing Date (including $0.2 million of equity issuance costs associated with the Forward purchase contract asset)	(37,261,790)
Less: TLG pre-close transaction costs paid at Closing Date	(5,059,376)
Net cash acquired in business combination	1,820
Less: Assumed liabilities at Closing Date	(6,646,468)
Less: Cumulative mandatorily redeemable preferred stock incentive shares issued on redemptions and conversion of working capital loan	(4,186,797)
Less: Adjustment of acquired private placement warrants to FV at Closing Date, plus new private placement warrants issued on conversion of working capital loan	(10,160,000)
Less: Prepayment Shortfall (Contingently redeemable common shares purchased by Meteora to reverse previously submitted redemption requests pursuant to terms of Forward Purchase Agreement and additional common shares issued pursuant to terms of FPA Funding Amount PIPE Subscription Agreement, net of prepayment to Meteora at Closing Date)	(3,000,000)
Less: Equity issuance costs on Forward purchase contract asset	(594,040)
Less: Equity classified public warrants post-Business Combination	(1,600,000)
Net charge to Additional paid-in-capital as a result of the Business Combination reported in Stockholders' deficit	$(26,185,485)
The Company continues to assess its acquired assets and assumed liabilities as of the filing date.
The Company’s fiscal year begins on January 1 and ends on December 31.
2. Summary of Significant Accounting Policies
Basis of Reporting
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these unaudited condensed consolidated financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The Unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2022 Consolidated Financial Statements, included in Form S-1 which was determined effective on November 13, 2023, and should be read in conjunction with the Notes to condensed consolidated financial statements which appear herein.

Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements include the accounts of Electriq, its wholly-owned subsidiaries and its 80% owned subsidiary for which it has controlling interest. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company’s revenues, expenses, assets and liabilities are primarily denominated in U.S. dollars, and as a result, the Company has adopted the U.S. dollar as its functional and reporting currency.
Going Concern
The accompanying unaudited condensed consolidated financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, substantial doubt about the Company’s ability to continue as a going concern exists. Through September 30, 2023, the Company has incurred recurring losses from operations and negative operating cash flows, and as of September 30, 2023 has recorded an accumulated deficit of $118,458,233. As disclosed in Note 7, in December 2022, the Company received a notice from its major customer, Kohler Co. (“White-Label Provider”), of its intent to terminate its contract. On May 19, 2023, it entered into a settlement with the customer. As a result, the Company experienced a significant decline in revenue during the three and nine months ended September 30, 2023, which is consistent with its revised forecast for the year ending December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.
The continuation of the Company as a going concern is dependent upon improving its profitability through the introduction of new products and service offerings, including the successful execution of its sustainable communities network and microgrid offerings from customer agreements entered into in 2022 and 2023, as well as the continuing financial support from its stockholders or other debt or capital sources. The Company is currently evaluating strategies to obtain the additional required funding for its future operations. These strategies include, but are not limited to, obtaining equity financing, issuing debt or entering into financing arrangements, and as reflected in Note 1, funds that were received as part of the Pre-Closing and Closing Financings and Notes Conversion Agreements associated with the Business Combination. The Company’s ability to raise additional capital through the sale of equity or convertible debt securities could be significantly impacted by the resale of shares of Class A common stock by selling securityholders, which could result in a significant decline in the trading price of the Company’s Class A common stock and potentially hinder its ability to raise capital at terms that are acceptable. In addition, debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our operations. No assurance can be given that any future financing, if needed, will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, if needed, it may contain undue restrictions on its operations, in the case of debt financing, or cause substantial dilution for its stockholders, in the case of equity financing.
These unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities and reported expenses that may result if the Company is not able to continue as a going concern.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions include the useful lives of property and equipment; inventory; stock-based compensation; warrants; derivatives; preferred stock; Forward Purchase Agreement; Simple Agreement for Future Equity (“SAFE”) notes; convertible notes; income taxes; and reserves for warranties.

Trade Accounts Receivable
Accounts receivable are recorded at original invoice amount less an allowance for uncollectible accounts that the Company believes will be adequate to absorb estimated losses on existing balances. The Company estimates the allowance based on collectability of accounts receivable, historical bad debts loss rate experience and expectations of forward looking estimates. Accounts receivable balances are written off against the allowance upon the Company’s determination such accounts are uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Management believes credit risks on accounts receivable will not be material to the financial position of the Company or its results of operations. The allowance for doubtful accounts was $40,449 and $30,429 as of September 30, 2023 and December 31, 2022, respectively. The Company did not record any net charges in the provision for expected credit losses or any write-offs against the allowance during the three months ended September 30, 2023. The Company recorded a net charge in the provision for expected credit losses and write-offs charged against the allowance of $10,020 and zero, respectively, in the nine months ended September 30, 2023. The Company recorded net charges in the provision for expected credit losses of $72,791 in both the three and nine months ended September 30, 2022, and write-offs charged against the allowance of $89,196 and $263,784, respectively, in the three and nine months ended September 30, 2022. Customary terms generally require payment within 30 to 90 days and, for certain customers, deposits may be required in advance of shipment.
Comprehensive Loss
The Company applies Accounting Standards Codification Topic (“ASC”) Topic 220 (Reporting Comprehensive Income) which requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The items of other comprehensive income that are typically required to be displayed are foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. For the three and nine months ended September 30, 2023 and 2022, the Company had no unrealized gains or losses.
Segment Information
ASC 280-10, Segment Reporting (“ASC 280-10”), establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. ASC 280-10 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. During the three and nine months ended September 30, 2023 and 2022, the Company sold its integrated energy storage systems through its partners and operated as one segment. Therefore, the consolidated information disclosed herein also represents all the financial information related to the Company’s operating segment.
Research and Development
The Company accounts for research and development costs in accordance with the ASC 730-10, Research and Development. Under ASC 730-10, all research and development costs must be charged to expense as incurred.
Shipping and Handling Fees
Shipping and handling fees billed to customers, as well as the costs associated with shipping goods to customers, are recorded within selling, general and administrative expenses. During the three months ended September 30, 2023 and 2022, the Company incurred $6,645 and $9,970, respectively, and during the nine months ended September 30, 2023 and 2022, the Company incurred $16,181 and $29,435, respectively, which is recorded in general and administrative in the condensed consolidated statements of operations.

Advertising
The Company charges the cost of advertising to expense as incurred. During the three months ended September 30, 2023 and 2022, the Company incurred $440,618 and $148,215, respectively, and during the nine months ended September 30, 2023 and 2022, the Company incurred $1,122,791 and $628,826, respectively, which is recorded in sales and marketing in the condensed consolidated statements of operations.
Concentration of Credit Risks and Other Risks and Uncertainties
Financial instruments potentially subjecting the Company to concentrations of credit risk consist principally of cash and accounts receivable. Cash is mainly deposited on demand at one financial institution in the U.S. At times, such deposits may be in excess of insured limits. The Company has not experienced any losses on its deposits of cash.
The Company’s accounts receivables are derived from revenue earned from customers located throughout the world. When necessary, the Company performs credit evaluations of its customers’ financial condition and sometimes requires partial payment in advance of shipping. As of September 30, 2023 and December 31, 2022, the Company had two customers accounting for 70% and 19% of accounts receivable, and three customers accounting for 30%, 27% and 20% of accounts receivable, respectively. For the nine months ended September 30, 2023 and 2022, the Company had two customers accounting for 58% and 19% of its revenue, and one customer accounting for 90% of its revenue, respectively.
On December 12, 2022, a customer, which accounted for 87% of the Company’s revenue for the year ended December 31, 2022, provided notice of its intent to terminate the contract claiming the Company breached its agreement with them. On May 19, 2023, the Company entered into a settlement with the customer. As a result, the Company experienced a significant decline in revenue during the three and nine months ended September 30, 2023, which is consistent with its revised forecast for the year ending December 31, 2023.
Income Taxes
The Company and its subsidiaries account for income taxes in accordance with ASC 740, Income Taxes. ASC 740 prescribes the use of the liability method, whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.
Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes they will not be realized.
The Company accounts for uncertain tax positions in accordance with ASC 740. ASC 740-10 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% (cumulative probability) likely to be realized upon ultimate settlement.
The Company classifies interest and penalties related to income taxes, if any, as a component of income tax expense in its condensed consolidated statements of operations.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities and the forward purchase contract asset (see Note 12).

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
Derivative Warrants Liability
The Company does not use derivative instruments to hedge exposures to cashflow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The preferred stock warrants were for contingently redeemable preferred stock, and as such, the preferred stock warrants were classified as a liability in warrants liability in the condensed consolidated balance sheets. The common stock warrants were legally detachable, transferable, and exercisable into a variable number of shares, and as such were classified as a liability in warrants liability in the condensed consolidated balance sheets. The warrants liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in unrealized fair value adjustments in the condensed consolidated statements of operations.
The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. The Private Placement Warrants failed the indexation guidance in ASC 815-40. Provisions within the warrant agreement preclude the Private Placement Warrants from being considered indexed to the Company’s own stock, and thus the Private Placement Warrants are classified as a liability measured at fair value. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and remeasures to fair value at each reporting period. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations.
The Company’s Private Placement Warrants have been measured to fair value using the option-pricing method. See Note 11. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
As a result of the Business Combination, Public Warrants were recorded at a fair value of $1,600,000 in equity at the Closing Date. After completion of the Business Combination, Electriq has only a single class of participating securities. Therefore, in the event of a tender offer of more than 50% of outstanding equity, a change of control would occur and settlement of warrants in cash or other assets would not preclude equity classification under ASC 815-40-25. Further the Company notes that there are no settlement features that otherwise preclude the public warrants from being considered fixed-for-fixed under ASC 815-40-15 and being considered equity classified under

ASC 815-40-25 post-merger. Therefore, Electriq has presented these public warrants as equity classified instruments.
Forward Purchase Contract Asset
The Company accounts for the forward purchase contract asset as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the statements of operations. See Note 12. The ability of the Company to receive any of the proceeds from the forward purchase contract asset is dependent upon factors outside the control of the Company. The Company established the fair value of the forward purchase contract asset on the Closing Date of the Business Combination.
The estimated fair value of the forward purchase contract asset was calculated using a Black-Scholes option pricing model and used significant assumptions including the risk free rate and volatility. Given the limited trading history of the Company, the Company utilized the volatility of a peer group of similar public companies.
Forward purchase contract asset was classified as a current asset, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities.
Contingently Redeemable Class A Common Stock
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. The Company’s Class A common stock is classified as mezzanine equity as it features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. As of September 30, 2023 and December 31, 2022, 3,734,062 and zero, respectively, shares of Class A common stock subject to possible redemption is presented at redemption value as mezzanine equity. See Note 9.
Embedded Derivatives
The Company accounts for embedded derivatives at fair value in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. Embedded derivatives that are required to be bifurcated from the underlying host instrument are accounted for and valued as a separate financial instrument.
Product Warranties
The Company provides a warranty on all its products, which is the shorter of ten years or when the usage exceeds 7.52 megawatt hours (MWh), except one customer during 2020 and prior where the warranty excludes batteries and limits the inverter warranty to five years. Estimated future warranty costs are accrued and charged to cost of goods sold in the period the related revenue is recognized. These estimates are derived from historical data and trends of product reliability and estimated costs of repairing and replacing defective products.
Stock-based Compensation
Stock-based awards issued to employees, executives and consultants are valued as of the grant date. Corresponding compensation expense is recognized over the applicable vesting period. For awards with a service condition for vesting, the related expense is recognized on a straight-line basis over the entire award’s actual or implied vesting period.
The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards as of the date of grant. This requires management assumptions that involve inherent uncertainties and the application of judgment, including (a) the fair value of the Company’s common stock on the date of the option grant, (b) the expected term of the stock option until its exercise by the recipient, (c) expected stock price volatility over the expected term, (d) the prevailing risk-free interest rate over the expected term, and (e) expected dividend payments over the expected term.

Management estimates the expected term of awarded stock options utilizing the “simplified method” as the Company does not yet have sufficient exercise history. Further, the Company lacked company-specific historical and implied volatility information of its stock. Accordingly, management estimates this expected volatility using its designated peer-group of publicly-traded companies for a look-back period, as of the date of grant, which corresponds with the expected term of the awarded stock option.
The Company estimates the risk-free interest rate based upon the U.S. Department of the Treasury yield curve in effect at award grant for time periods that correspond with the expected term of the awarded stock option. The Company accounts for forfeitures as they occur. The Company’s expected dividend yield is zero because it has never paid cash dividends and does not expect to for the foreseeable future.
Given the absence of a public trading market prior to the completion of the Business Combination, the Company’s Board of Directors, with input from management, considered numerous objective and subjective factors to determine the fair value of its common stock. The factors included: (1) third-party valuations of the Company’s common stock; (2) the Company’s stage of development; (3) the status of research and development efforts; (4) the rights, preferences and privileges of the Company’s preferred stock relative to common stock; (5) the Company’s operating results and financial condition, including the Company’s levels of available capital resources; (6) equity market conditions affecting comparable public companies; (7) general U.S. market conditions; and (8) the lack of current marketability of the Company’s common stock. Subsequent to the Closing Date, the closing price of ELIQ on the date of grant is utilized for the measurement of stock compensation expense.
A restricted stock award is a grant of company stock in which the recipient's rights in the stock are restricted until the shares vest. As per the Company’s 2023 Equity Incentive Plan, unless otherwise set forth in an individual award agreement, each award shall vest over a three year period with one-third of the award vesting on each annual anniversary of the date of grant. The fair market value of a restricted stock award is the market value as determined by the closing price of the stock on the date of grant.
Property and Equipment, Net
Property and equipment are stated at cost less accumulated depreciation, and are depreciated using the following method over the estimated useful lives:

	Depreciation Method	Estimated useful lives of assets
Computer	Straight-line	5 years
Office equipment	Straight-line	5-7 years
Machinery	Straight-line	5 years
Leasehold improvements	Straight-line	1-5 years
Repair and maintenance costs are charged to expense as incurred, whereas the cost of renewals and betterments that extend the useful lives of property and equipment are capitalized as additions to the related assets.
Retirements, sales and disposals of assets are recorded by removing the cost and accumulated depreciation from the asset and accumulated depreciation accounts with any resulting gain or loss reflected in the condensed consolidated statements of operations.
Long-Lived Assets
The Company follows a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Impairment is measured as the excess of the carrying value over the estimated fair value of such assets.

Debt
Debt is carried at the outstanding principal balance, less unamortized discount or premium. The Company accounts for convertible instruments in accordance ASC Topic 470, Accounting for Convertible Securities with Beneficial Conversion Features. Accordingly, the Company records, when necessary, discounts to convertible notes for the fair value of conversion options identified as embedded derivatives in accordance with ASC 815-15, Derivatives and Hedging; Embedded Derivatives. Debt discounts under these arrangements are amortized over the term of the related debt.
SAFE notes
During the year ended December 31, 2021, the Company executed SAFE arrangements. The SAFE notes were not mandatorily redeemable, nor did they require the Company to repurchase a fixed number of shares. The Company determined the SAFE notes contained a liquidity event provision that embodied an obligation indexed to the fair value of the Company’s equity shares and could have required the Company to settle the SAFE obligation by transferring assets or cash. Accordingly, the Company recorded the SAFE notes as a liability under ASC 480 and re-measured fair value at the end of each reporting period, with changes in fair value reported in operations.
The fair value of the SAFE notes was estimated using a probability weighted value method based on the total present value of cash flows, utilizing a 20% discount rate, plus the additional upside from the fixed price conversions for each of the scenarios. The unobservable inputs for the fixed price conversions were based on probabilities that the SAFE notes would convert upon either a (i) financing, (ii) liquidity event due to a sale, or (iii) liquidity event from going public.
Cumulative Mandatorily Redeemable Preferred Stock
The shares of cumulative mandatorily redeemable preferred stock issued in connection with the financing transactions referenced in Note 1 have been reflected in the Company’s condensed consolidated balance sheets as liabilities at fair value pursuant to ASC 480. From and after the date of issuance of any cumulative mandatorily redeemable preferred stock, dividends payable solely in the form of shares (or fractions thereof) of cumulative mandatorily redeemable preferred stock shall accrue on each outstanding share (or fractional share) of cumulative mandatorily redeemable preferred stock at the rate per annum of 15% of the cumulative mandatorily redeemable preferred stock original issuance price plus the amount of any previously accrued and unpaid dividends, compounded annually, on each such share (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative. Such Preferred Accruing Dividends shall be payable only when and if declared by the Board of Directors and the Company shall be under no obligation to declare such Preferred Accruing Dividends. If the preferred stockholders do not receive a dividend (i.e., the board of directors does not declare a dividend) in a given period, then the undeclared dividend is accumulated. The issuer is obligated to pay any accumulated undeclared dividends upon liquidation and, in some cases, upon early redemption of the preferred stock. The Preferred Accruing Dividends shall not be paid in cash and shall be paid only in the form of shares (or fractions of shares) of cumulative mandatorily redeemable preferred stock equal to (A) the Preferred Accruing Dividends accrued and unpaid as of the relevant cumulative mandatorily redeemable preferred stock dividend payment date divided by (B) the cumulative mandatorily redeemable preferred stock original issue price, which was defined as $10 per share after application of the Exchange Ratio. The Preferred Accruing Dividends shall be calculated and compounded annually and in arrears on each anniversary of the date on which the first share of cumulative mandatorily redeemable preferred stock was issued.
The terms of the cumulative mandatorily redeemable Preferred stock require the issuer to pay the original issue price of the preferred stock plus cumulative dividends, whether or not declared, upon redemption in shares of cumulative mandatorily redeemable preferred stock. This is a paid-in-kind dividend feature, and it is not discretionary as there is no other choice other than to get the dividend in shares of cumulative mandatorily redeemable preferred stock. Based on the above, the Company shall accrete the dividends as an increase to the carrying amount of the cumulative mandatorily redeemable preferred stock pursuant to ASC 480, despite the fact that dividends have not been declared. The carrying value of the cumulative mandatorily redeemable preferred stock is accreted to its redemption value over the three year period ending on the redemption date. The cumulative mandatorily redeemable preferred stock qualifies as a mandatorily redeemable financial instrument as it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Pursuant to the respective preferred stock agreements, the issued and outstanding cumulative mandatorily redeemable preferred stock (including a cumulative dividend, payable in kind, of 15% per share, plus any accrued and unpaid dividends on each such share) shall be subject to mandatory redemption by the issuer on the third anniversary of their original issue date in the form of either cash or an equivalent value in shares of common stock.
Inventory
Inventory consists entirely of finished goods. The Company’s reserve for inventory obsolescence and slow-moving items was $1,987,124 and $976,881 as of September 30, 2023 and December 31, 2022, respectively. Inventory deposits consist of prepayments to vendors to secure an adequate supply of required future inventory purchases for a limited period of time, as needed.
Revenue Recognition
Revenues are recognized in accordance with ASC 606, Revenue from Contracts with Customers, when control of the promised goods or services is transferred to the customers, in an amount the Company expects in exchange for those goods or services. The Company has contracts with customers which cover the products and services to be delivered, and specify the prices for products and services.
The Company recognizes revenue under the core principle that transfer of control to the Company’s customers should be depicted in an amount reflecting the consideration the Company expects to receive in revenue. The main performance obligations are the provisions of the following: 1) delivery of the Company’s products; 2) installation of Company’s products; and 3) ad-hoc engineering services.
Revenue is recognized when or as performance obligations are satisfied by transferring control of a promised good or service to a customer.
Product net revenue includes sales of energy storage systems and sales of installed energy storage solutions to homeowners.
The Company sells energy storage systems to installers and distributors, for which revenues are recognized at a point in time when control is transferred to the installer or distributor in accordance with the shipping terms, which, in most cases, is upon shipment at the Company’s warehouse shipping dock.
The Company sells installed energy storage solutions to homeowners through licensed installer subcontractors. The licensed installers were determined to be acting as agents on our behalf in these arrangements. Installations typically take up to three months to complete; however, there have been instances where the installation process has extended beyond three months. Revenues from the sale and installation of energy storage solutions are recorded as one performance obligation, as the solutions provided to the homeowners are not distinct in the context of the contract and are recorded following the input method over the life of the project. For each performance obligation satisfied over time, revenue is recognized by measuring the progress toward complete satisfaction of that performance obligation and is applied following a single method of measuring progress that must be applied consistently for similar performance obligations. Total revenue recognized from sales of installed energy storage solutions was $11,665 and $82,877 in the three months ended September 30, 2023 and 2022, respectively, and $38,850 and $410,659 in the nine months ended September 30, 2023 and 2022, respectively, and is included in product net revenue. See Note 3.
Ad-hoc engineering services are recognized at a point in time as the specified service is delivered to the customer.
On March 13, 2023, the Company entered into a multi-year agreement with EverBright, LLC, a subsidiary of a major U.S. clean-energy company to provide the Company financing to support the implementation of sustainable community networks throughout California. The agreement provides the Company with the exclusive right to install systems for the first 8,000 customers that execute qualifying power purchase agreements under the sustainable community networks program. Following the 30 month anniversary of the arrangement, either party may terminate this agreement upon 60 days prior notice to the other party. The agreement provides that the Company will design and propose systems for approval by the clean-energy company based upon customer agreements with each customer. Upon approval by the clean-energy company, each system is then installed by the Company at a purchase price specified in the agreement, with the clean-energy company, as the purchaser of the system, making progress payments to the Company after achievement of certain milestones. This arrangement includes multiple performance obligations, including installed systems, grid services and software license revenues. Revenue from installed systems will be recognized over time following the output method, as systems are installed after control has transferred to the customer. Grid services revenue will be recognized over time as the services are performed. Software license revenue is not significant to the arrangement. The Company recognized $189,915 in product revenue upon reaching installation completion on this arrangement during both the three and nine months ended September 30, 2023. There was no revenue recognized on this arrangement in any periods prior to the three months ended September 30, 2023. The Company is currently in the project qualification approval, installation completion and final inspection stages of implementation for residential customers in Santa Barbara, San Luis Obispo and Ventura Counties in California.
In certain instances, the Company has recognized revenue under bill-and-hold arrangements with a customer. During the nine months ended September 30, 2022, the Company recognized $1,151,760 of revenue under bill-and-hold arrangements with a customer. The customer requested that the Company keep the products in its custody due to lack of sufficient storage capacity at the customer’s facility. The material was assembled in customer specific enclosures and palletized in the Company’s warehouse. The Company did not have the ability to use the product or direct its use to another customer, as it was clearly demarcated as belonging to the customer, and was ready for immediate release to the shipper, resulting in the recognition of revenue upon delivery to the Company’s warehouse dock. The timing of transfer of title and risk of loss was explicitly stated within the contract terms. This Company has not recognized any revenue under bill-and-hold arrangements during the nine months ended September 30, 2023.
Revenues are recorded net of estimated allowances and discounts based upon historical experience and current trends at the time revenue is recognized. The Company has elected to exclude sales tax from the transaction price.
The Company has elected to adopt the practical expedient which allows goods and services which are immaterial in the context of the contract to become part of other performance obligations in an arrangement.
Deferred revenues
Deferred revenues consist of contract liabilities for advance payments received from customers for its products. Deferred revenues are classified as short-term and long-term deferred revenues based on the period in which revenues are expected to be recognized. Revenues are recorded net of estimated allowances and discounts, which are considered variable consideration in the arrangements. Accordingly, when product revenues are recognized, the transaction price is reduced by the estimated allowances and discounts.
Contract costs
As a practical expedient, the Company expenses as incurred costs to obtain contracts as the amortization period would have been one year or less. These costs include our internal sales force and are recorded within sales and marketing expense in the Company’s condensed consolidated statements of operations.
Net Loss Per Share
The Company accounts for net loss per share in accordance with ASC 260-10, Earnings Per Share, which requires presentation of basic and diluted earnings per share (“EPS”) on the face of the condensed consolidated statement of operations for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS.
The Business Combination was accounted for as a reverse recapitalization as Electriq was determined to be the accounting acquirer under FASB ASC Topic 805, Business Combinations. Accordingly, for accounting purposes, the transaction is treated as the equivalent of Electriq issuing stock for the net assets of TLG accompanied by a recapitalization.
The Company's basic earnings per share of Class A common stock is computed based on the average number of outstanding shares of Class A common stock for the period, including Class A common stock that is contingently redeemable and classified in mezzanine equity. Historical weighted shares included as the denominator in the EPS calculations presented for periods prior to the Business Combination were converted at the Exchange Ratio.
The Company calculated basic and diluted net loss per share attributable to common stockholders in conformity with the two-class method required for companies with participating securities. The Company considered its pre-2023 preferred stock, as defined in Note 9, to be a participating security as the holders share equally in dividends with any other class or series of capital stock of the Company, in addition to being entitled to receive cumulative dividends payable only if/when declared by the Board of Directors at a dividend rate payable in preference and priority to the holders of common stock. Similarly, the Company’s cumulative mandatorily redeemable preferred stock is also considered to be a participating security; however, no adjustment to net loss is necessary for cumulative dividends on the cumulative mandatorily redeemable preferred stock liability since cumulative dividends are already reflected in the condensed consolidated statements of operations.
Under the two-class method, basic net loss per share attributable to common stockholders was calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period. The net loss attributable to common stockholders was not allocated to the pre-2023 preferred stock or cumulative mandatorily redeemable preferred shares as the holders of such stock did not have a contractual obligation to share in losses, which is consistent with the if-converted method of calculation. Diluted net loss per share attributable to common stockholders was computed by giving effect to all potentially dilutive common stock equivalents outstanding for the period. For purposes of this calculation, pre-2023 convertible preferred stock, stock options, restricted stock awards, cumulative mandatorily redeemable preferred stock and warrants to purchase common stock were considered potentially dilutive securities, but have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect was anti-dilutive. In periods in which the Company reports a net loss attributable to all classes of common stockholders, diluted net loss per share attributable to all classes of common stockholders is the same as basic net loss per share attributable to all classes of common stockholders, since dilutive shares of common stock are not assumed to have been issued if their effect is anti-dilutive. The Company reported net losses attributable to common stockholders for the three and nine months ended September 30, 2023 and 2022.
The shares underlying the following outstanding instruments are excluded from the calculation of weighted average diluted shares because their inclusion would have been anti-dilutive for the three and nine months ended September 30:

	2023	2022
Stock options	1,226,368	1,323,748
Legacy Electriq common stock warrants	—	1,871,508
Private placement warrants	3,000,000	—
Public warrants	13,333,333	—
Restricted stock awards	3,616,360	—
Pre-2023 Convertible preferred stock	—	20,064,970
Total	21,176,061	23,260,226
Construction in Process
The Company accounts for assets under development for future revenue generation as part of construction in process. These systems take up to three months to construct in a steady state, from start to finish, up to the receipt of a “permission-to-operate” (“PTO”) a system that is required in order to start billing a customer for services to be provided. These assets will be placed in service to begin depreciation once a completed PTO is received.

Commitments and Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (the “FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts in an entity’s own equity. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The new standard is effective for non-public entities in fiscal years beginning after December 15, 2023, and interim periods within those years. The Company does not expect the adoption of this new accounting pronouncement to have a material impact on the condensed consolidated financial statements.
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
3. Revenue
The Company’s net revenue was comprised of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Product net revenue	$824,527	$5,988,248	$1,009,472	$15,334,583
Service net revenue	9,735	—	9,735	—
Total net revenue	$834,262	$5,988,248	$1,019,207	$15,334,583
For the three and nine months ended September 30, 2023 and 2022, all sales were to customers in North America.

As of September 30, 2023 and December 31, 2022, gross accounts receivable from customers was $412,372 and $347,852, respectively, before allowances.
Deferred revenues consist of contract liabilities for advance payments received from customers for the Company’s products. Deferred revenues are classified as short-term and long-term based on the period in which revenues are expected to be recognized. As of September 30, 2023 and December 31, 2022, the Company had recorded $325,993 and $192,012, respectively, in accrued expenses and other current liabilities, with the long-term balance of $340,725 and $436,860 as of September 30, 2023 and December 31, 2022, respectively, in other long-term liabilities, as shown in the condensed consolidated balance sheets. The Company’s activity in deferred revenue was comprised of the following for the nine months ended September 30:

	2023	2022
Balance at beginning of period	$628,872	$446,360
Billings	1,057,053	15,517,008
Revenue recognized	(1,019,207)	(15,334,583)
Balance at end of period	$666,718	$628,785
Estimated revenue expected to be recognized in future periods related to performance obligations that are unsatisfied at the end of the reporting period are as follows:

Year ending December 31,
Balance of 2023	$296,788
2024	38,940
2025	38,940
2026	38,940
2027	38,940
Thereafter	214,170
Total deferred revenue	$666,718
4. Property and Equipment, net
Property and equipment, net, consist of the following as of:

	September 30,	December 31,
	2023	2022
Computer	$12,321	$12,321
Office equipment	300,250	281,250
Machinery	686,771	523,050
Leasehold improvements	105,613	105,614
Construction in progress	985,050	737,131
Total property and equipment	2,090,005	1,659,366
Less accumulated depreciation and amortization	(359,335)	(237,073)
Property and equipment, net	$1,730,670	$1,422,293
Depreciation and amortization of property and equipment of $42,492 and $31,480 was recorded for the three months ended September 30, 2023 and 2022, respectively, and $123,308 and $119,388 was recorded for the nine months ended September 30, 2023 and 2022, respectively.

5. Indebtedness
a.Convertible Notes Payable
On November 2, 2021, the Company borrowed $2,000,000 bearing interest at 10% per annum. Interest expense of $33,472 was recorded in 2021 and added to the principal balance of the loan. The loan was repayable in twelve monthly installments of $178,775, representing both interest and principal, beginning in January 2022. As of September 30, 2023 and December 31, 2022, the balance was zero and $177,297, respectively.
In June 2022, the Company borrowed $11,200,000, of which $5,100,000 was borrowed from management or significant equity investors, bearing simple interest at 2%, accrued monthly. The loans were repayable in twelve months. The amount owed was equal to (i) the balance outstanding and all accrued interest, plus (ii) a one-time prepayment fee equal to 6% of the balance outstanding.
On December 23, 2022, the Company entered into an amended and restated securities purchase agreement (the “SPA”) with the SPAC Executive described in Note 1 above, which provided for the SPAC Executive’s obligation to provide funding to the Company up to a maximum amount of $8,500,000, provided that the Company had satisfied the conditions for closing under the SPA or the SPAC Executive had waived those conditions. On March 22, 2023, the Company entered a first amendment to the SPA with the SPAC Executive. Pursuant to the SPA, and the first amendment to the SPA, the Company issued to the SPAC Executive two secured convertible promissory notes (the “SPAC Executive Notes”) in the aggregate amount of $8,500,000. The initial $5,000,000 funding under the SPA was received on December 30, 2022. The remaining $3,500,000 funding was received from the SPAC Executive on March 30, 2023. The SPAC Executive Notes issued bear interest at a simple rate of 14% per annum, payable quarterly in cash. Funding under the securities purchase agreement were subject to certain conditions.
The SPAC Executive Notes were secured, and were payable in full 24 months following the issuance of the notes.
On June 8, 2023, a Notes Conversion Agreement was executed by and among the Company, TLG and the SPAC Executive whereby the parties agreed that simultaneous with the closing of the merger described in Note 1 above, pursuant to the terms and conditions of the Merger Agreement, the SPAC Executive Notes were automatically converted into securities of the new public entity, upon which the SPA and the SPAC Executive Notes were terminated including any rights of conversion set forth therein, and cancelled. The $8,500,000 in principal outstanding on the SPAC Executive Notes immediately prior to the close of the Business Combination automatically converted into 1,062,500 shares of Class A common stock and 425,000 shares of Series A cumulative mandatorily redeemable preferred stock simultaneously at the Closing Date, and all accrued interest due on the SPAC Executive Notes was paid prior to the Closing Date.
On June 8, 2023, additional Notes Conversion Agreements were executed between the Company and various noteholders whereby the noteholders agreed that the outstanding aggregate principal amounts of the notes, included in loans payable, totaling approximately $7.8 million, and all accrued but unpaid interest on the notes of approximately $2.3 million shall automatically convert into securities of the Company, upon the execution of these agreements. Conversions of $10,130,000 of loans payable, including accrued interest (exclusive of the SPAC Executive Notes), resulted in the issuance of 1,266,250 shares of common stock, including additional shares of Electriq common stock issued to noteholders as an incentive to convert, and 506,500 shares of cumulative mandatorily redeemable preferred stock issued as an incentive prior to Closing, as converted at the Exchange Ratio used in connection with the Business Combination. See also Note 8.
The Company determined the total fair value received of $21,130,000 of funds received in June 2023 for the Pre-Closing Financings of $11,000,000 and Notes Conversion Agreements of $10,130,000 for each transaction was equivalent to the cash amount paid by the investors in exchange for the stock. See further discussion in Notes 8 and 10.

During June 2023, all remaining loans payable balances that were not included in the Notes Conversion Agreements, including a total remaining cumulative principal balance of $3,407,692, plus accrued interest, were repaid to noteholders that elected not to convert their respective notes.
As of September 30, 2023, there was no remaining outstanding debt. All prior outstanding loans payable of $11,200,000 were either converted or repaid during June 2023. The $8,500,000 in convertible SPAC Executive Notes were converted into securities of Electriq at the Closing Date of the Business Combination.
b.SAFE Notes
During the year ended December 31, 2021, the Company executed SAFE arrangements. The SAFE notes are not mandatorily redeemable, nor do they require the Company to repurchase a fixed number of shares. The Company determined the SAFE notes contained a liquidity event provision that embodied an obligation indexed to the fair value of the Company’s equity shares and could require the Company to settle the SAFE obligation by transferring assets or cash. Accordingly, the Company recorded the SAFE notes as a liability under ASC 480 and re-measured fair value at the end of each reporting period, with changes in fair value reported in operations.
The fair value of the SAFE notes was estimated using a probability weighted value method based on the total present value of cash flows, utilizing a 20% discount rate, plus the additional upside from the fixed price conversions for each of the scenarios. The unobservable inputs for the fixed price conversions were based on probabilities that the SAFE notes would convert upon either a (i) financing, (ii) liquidity event due to a sale, or (iii) liquidity event from going public. Decreases in the fair value of SAFE notes resulted in remeasurement gains of $10,322,272 and $26,812,272 for the three and nine months ended September 30, 2023, respectively. At the Closing Date of the Business Combination, all outstanding SAFE notes were converted into 4,090,384 shares of Class A common stock in Electriq at a fair value of approximately $6.06 per share, which was closing price per share at the at the Closing Date of the Business Combination. The decrease in the fair value of SAFE notes at the close of the Business Combination were primarily the result of the decrease in the fair value of equity based on TLG proceeds to existing Electriq stockholders (excluding cumulative mandatorily redeemable preferred stock and common stock financings) of $275 million, as compared to prior valuations which considered $495 million of estimated TLG proceeds. The fixed price conversions under the various scenarios were calculated using the following assumptions:

	September 30, 2023	December 31, 2022
Term	—	0.3 - 2.0 years
Risk-free interest rate	—	4.36% - 4.67%
Volatility	—	75% - 85%
Between May 2021 and October 2021, the Company issued a series of SAFE notes in an aggregate principal amount of $8,906,788 to investors, of which $7,229,245 were issued to management or significant equity investors, which provide the investors with a right to obtain shares of preferred stock upon the occurrence of certain events. The fair value of the SAFE notes on the date of issuance was determined to equal the proceeds received by the Company. As of September 30, 2023 and December 31, 2022, the fair value of the SAFE notes were zero and $22,750,000, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded a gain of $3,504,513 and a loss of $2,406,000, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $11,584,513 and a loss of $10,537,000, respectively, within other expense (income) in the condensed consolidated statements of operations related to fair value adjustments for these SAFE notes. At the Closing Date, the fair value of these SAFE notes of $11,165,487 was converted into 1,842,490 shares of Class A common stock.
In November 2021, the Company issued a second series of SAFE notes in an aggregate principal amount of $16,300,000 to investors, of which $15,000,000 were issued to significant equity investors. Additionally, warrants to purchase shares of common stock were issued contemporaneous with several of these issued SAFE notes. These warrants provided the SAFE investors with the ability to obtain shares of common stock of the Company equal to the amount of the SAFE investment divided by a defined exercise price. See Note 12. As of September 30, 2023 and December 31, 2022, the fair value of the SAFE notes were zero and $28,850,000, respectively. For the three months ended September 30, 2023 and 2022, the Company recorded a gain of $6,817,759 and a loss of $3,176,000, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $15,227,759 and a loss of $11,324,000, respectively, within other expense (income) in the condensed consolidated statements of operations related to fair value adjustments for these SAFE notes. At the Closing Date of the merger, the fair value of these SAFE notes of $13,622,241 was converted into 2,247,894 shares of Class A common stock.
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of:

	September 30,	December 31,
	2023	2022
Warranty reserve	$551,105	$832,283
Deferred revenue	325,993	192,012
Accrued interest	—	1,961,477
Other accrued expenses and current liabilities	1,417,898	2,210,660
Accrued expenses and other current liabilities	$2,294,996	$5,196,432
Estimated costs related to product warranties are accrued at the time products are sold. In estimating its future warranty obligations, the Company considers various factors, including the Company’s historical warranty costs, warranty claim lag, and sales. The following table provides a reconciliation of the activity related to the Company’s warranty reserve for the nine months ended September 30:

	2023	2022
Balance at the beginning of period	$832,283	$1,029,862
Provision for warranty expense	19,785	307,732
Warranty costs paid	(300,963)	(481,819)
Balance at end of period	$551,105	$855,775
The provision for warranty expense is included within cost of goods sold in the condensed consolidated statements of operations.
7. Commitments and Contingencies
a.Operating Leases
Right of use (“ROU”) assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception a lease exists. ROU assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate, unless the rate implicit in the lease is readily determinable. Lease assets also include any upfront lease payments made and exclude lease incentives. Lease terms include options to extend or terminate leases. For purposes of determining the lease term used in the measurement of operating lease ROU assets and operating lease liabilities, we include the non-cancelable period of the lease together with those periods covered by the option to extend the lease if we are reasonably certain to exercise that option, the periods covered by an option to terminate the lease if we are reasonably certain not to exercise that option, and the periods covered by the option to extend (or to not terminate) the lease in which exercise of the option is controlled by the lessor. Lease expense for lease payments is recognized on a straight-line basis over the lease term. We have elected to separate lease and non-lease components.
The Company leases various warehouse and office spaces under non-cancelable lease agreements. Certain of these leases have renewal options, provide for future rent escalations and also oblige the Company to pay the cost of maintenance, insurance and property taxes. Leases with an initial term of 12 months or less are not recognized in the condensed consolidated balance sheets.

On January 1, 2022, the Company modified its existing short-term lease for warehouse and office space in California to extend the term and obtain additional warehouse space. The modification was accounted for as part of the adoption of ASC 842 as of that date. This lease has 5 separate 1 year renewal options, of which the first three have been deemed to be reasonably certain of exercise and are considered in the ROU asset and corresponding lease liability. The total minimum lease payments committed over its 4 year non-cancelable lease term is approximately $1.7 million. The discount rate used for this lease was the Company’s incremental borrowing rate of 19.0%, as an implicit rate is not readily determinable in the lease.
On January 19, 2022, the Company entered into a new lease in West Palm Beach, Florida for office space with approximately $1.4 million in total minimum lease payments committed over its 5-year non-cancelable lease term. There is an option to extend the lease for five more years; however, we are not reasonably certain to exercise this option, so the non-cancelable lease term was determined to be 5 years. The lease commencement date was November 7, 2022 upon completion of certain improvements by the landlord. The discount rate used for this lease was the Company’s incremental borrowing rate of 19.0%, as an implicit rate is not readily determinable in the lease.
On September 23, 2022, the Company entered into a new 5-year lease in Oxnard, California for warehouse and storage space with approximately $0.8 million in total minimum lease payments committed over its 5-year non-cancelable lease term. There is an option to extend the lease for two more years; however, we are not reasonably certain to exercise this option, so the non-cancelable lease term was determined to be 5 years. The lease commencement date was on November 1, 2022 upon completion of certain improvements by the landlord. The discount rate used for this lease was the Company’s incremental borrowing rate of 19.0%, as an implicit rate is not readily determinable in the lease.
On May 24, 2023, the Company entered into a new 39-month lease in San Leandro, California for warehouse and storage space with approximately $1.1 million in total minimum lease payments committed over its 39-month non-cancelable lease term. This lease does not contain any lease renewal option. The lease commencement date was on June 27, 2023 when the Company was provided physical access to the property to enable our immediate movement of assets into the leased facility. The discount rate used for this lease was the Company’s incremental borrowing rate of 19.0%, as an implicit rate is not readily determinable in the lease.
As of September 30, 2023, the weighted average remaining lease term for all leases was 3.4 years. Future annual minimum lease payments under operating leases as of September 30, 2023 were as follows:

Balance of 2023	$276,635
2024	1,246,533
2025	1,285,664
2026	771,571
2027	420,362
Total minimum payments	4,000,765
Less: amounts representing interest	1,025,601
Lease liability	$2,975,164
The Company has reported $3,346,958 of ROU assets, $718,027 of lease liability in total current liabilities, and $2,257,137 in other long-term liabilities as of September 30, 2023, as compared to $3,241,705, $347,131, and $2,058,734, respectively, as of December 31, 2022. Operating lease cost for the three months ended September 30, 2023 and 2022 was $428,913 and $146,044, respectively, of which $265,212 and $103,646 was included in cost of goods sold and $163,701 and $42,398 was included in general and administrative. Operating lease cost for the nine months ended September 30, 2023 and 2022 was $1,098,759 and $460,056, respectively, of which $564,051 and $308,918 was included in cost of goods sold and $534,708 and $151,138 was included in general and administrative in the condensed consolidated statements of operations.

b.Legal Claims
From time to time, the Company may be involved in various claims and legal proceedings. The Company reviews the status of each matter and assesses its potential financial exposure. If the potential loss from any claim or legal proceeding is considered probable and the amount can be reasonably estimated, the Company accrues a liability for the estimated loss. These accruals are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter.
As disclosed in Note 2, the Company received a notice from White-Label Provider in December 2022 of its intent to terminate its contract with Electriq, claiming that the Company had breached its agreement with it. On May 19, 2023, the Company entered into a settlement with the White-Label Provider. As part of the settlement agreement and mutual release, the Company received all home storage systems and additional component parts of the White-Label Provider’s inventory, as the White-Label Provider has elected to exit the home storage market. These units were returned to the Company on an as-is basis, and shipping costs were split equally between the parties to the arrangement. The Company completed the removal of the units from the White-Label Provider’s leased facility in July 2023. This settlement agreement was accounted for as a gain contingency under ASC 450. Accordingly, the Company recorded a gain on settlement of $5,641,658 within Other (income) expense, net in its condensed consolidated statements of operations for the three months ended September 30, 2023 upon receipt of the inventory units returned from the White-Label Provider, as that is the earliest point in time when the settlement gain is realizable or realized. Inventory returned from the White-Label Provider is valued at its estimated fair value of $6,190,074, which reflects the price that a market participant could achieve in a current sale, as adjusted for costs to repurpose, ship, and store such returned assets, and reduced by a $646,508 reserve for estimated inventory obsolescence associated with the returned inventory. The net gain recorded on settlement included a $98,092 reduction in the Company’s deferred revenues, as there is no future performance obligation to service the inventory units returned. Associated with the settlement with the White-Label Provider, during the three and nine months ended September 30, 2023, the Company wrote-off $2,383,408 and $5,040,689 of specific White-Label Provider related inventory deposits, respectively. There was a charge to other (income) expense, net, of $2,657,281 during the three months ended June 30, 2023, as when the inventory was initially scheduled for return from the White-Label Provider in July 2023, the Company would no longer be able to utilize the deposits which triggered the write-off upon the execution of the settlement agreement. In connection with the final settlement upon receipt of the inventory units in July 2023, an additional $2,383,408 of inventory deposits were identified to be unusable and written off during the three months ended September 30, 2023. Total net gain on settlement with the White-Label Provider, net of inventory deposits written off, amounted to $3,258,250 and $600,969 for the three and nine months ended September 30, 2023, respectively, that was reflected within Other (income) expense, net in the Company’s condensed consolidated statements of operations.
As of September 30, 2023, aside from the settlement with the White-Label Provider, management believes any such matters would not be material to the Company’s financial position or results of operations.
8. Cumulative Mandatorily Redeemable Preferred Stock
In connection with the Business Combination described in Note 1, Electriq amended and restated its charter and bylaws and adopted a certificate of designation with respect to a series of preferred stock. Electriq’s authorized capital stock consists of (i) 500,000,000 shares of common stock, par value $0.0001 per share, and (ii) 30,000,000 shares of preferred stock, par value $0.0001 per share. Upon issuance of this new class of cumulative mandatorily redeemable preferred stock, shares issued are classified as a liability in accordance with ASC 480.
As described in Note 1, at the Closing, pursuant to the terms of the Merger Agreement and after giving effect to the redemptions of TLG Class A common stock by public stockholders of TLG, each share of Electriq cumulative mandatorily redeemable Series B preferred stock issued and outstanding immediately prior to the Closing was cancelled and converted into the right to receive a number of shares of TLG preferred stock equal to one (1) multiplied by the Exchange Ratio. Upon conversion in the Merger, the shares of Electriq cumulative redeemable Series B preferred stock received as an incentive converted into shares of TLG cumulative redeemable Series A preferred stock (hereinafter referred to as “cumulative mandatorily redeemable preferred stock”).

As disclosed in Note 5, on June 8, 2023, Notes Conversion Agreements were executed between the Company and various noteholders whereby the noteholders have agreed to convert $10,130,000 of loans payable, including accrued interest (exclusive of the SPAC Executive Notes), resulted in the issuance of 506,500 shares of cumulative mandatorily redeemable preferred stock as an incentive prior to closing the Business Combination.
As disclosed in Note 1, with respect to subscription agreements signed in June 2023, including the $18,100,000 of Pre-Closing Financings, a total of $11,000,000 of Pre-Closing Financings was received through June 30, 2023 and an additional $7,100,000 was funded in July 2023. The total of $18,100,000 of Pre-Closing Financings funded prior to the merger Closing Date resulted in the issuance of 905,000 shares of cumulative mandatorily redeemable preferred stock that were issued as an incentive prior to Closing.
As disclosed in Note 1, in June and July 2023, certain investors entered into subscription agreements with TLG to purchase 650,000 shares of TLG common stock for $6,500,000, and received, as an incentive for their investment, 325,000 shares of cumulative mandatorily redeemable preferred stock at the Closing Date.
As disclosed in Notes 1 and 5, Mr. Lawrie signed an agreement on June 8, 2023 to convert his two secured convertible promissory notes in the aggregate amount of $8,500,000 into 1,062,500 shares of TLG common stock and 425,000 shares of cumulative mandatorily redeemable preferred stock.
As disclosed in Note 1, TLG Operating Expenses totaling $9,066,350 were converted into 756,635 shares of TLG common stock, 378,318 of cumulative mandatorily redeemable preferred stock and 1,000,000 warrants with terms identical to the terms of the Sponsor IPO Private Placement Warrants. In addition, at Closing, the Company issued 50,000 shares of cumulative mandatorily redeemable preferred stock to certain stockholders subject to the Non-Redemption Agreement.
As of September 30, 2023, there were a total of 2,589,818 shares of cumulative mandatorily redeemable preferred stock outstanding.
The Company determined the total fair value received for each transaction to be the cash amount paid by the investors, the total amounts of notes converted or TLG operating expenses converted, in exchange for the stock. The Company utilized a third-party valuation specialist to determine the fair value of the cumulative mandatorily redeemable preferred stock. The fair value calculation was based on a variety of assumptions, including the use of a market yield to discount the future payout to present value and applying a discount related to the lack of marketability. The Company allocated the fair value to the cumulative mandatorily redeemable preferred stock based on the percentage or proportion it represented within the total fair value received, with the remaining fair value allocated to the common stock. This was calculated by subtracting the fair value of the preferred stock from the total fair value received.
The shares of cumulative mandatorily redeemable preferred stock issued in connection with the financing transactions referenced in Note 1 have been reflected in the Company’s condensed consolidated balance sheets as liabilities at fair value pursuant to ASC 480. From and after the date of issuance of any cumulative mandatorily redeemable preferred stock, dividends payable solely in the form of shares (or fractions thereof) of cumulative mandatorily redeemable preferred stock shall accrue on each outstanding share (or fractional share) of cumulative mandatorily redeemable preferred stock at the rate per annum of 15% of the cumulative mandatorily redeemable preferred stock original issuance price plus the amount of any previously accrued and unpaid dividends, compounded annually, on each such share (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative. Such Preferred Accruing Dividends shall be payable only when and if declared by the Board of Directors and the Company shall be under no obligation to declare such Preferred Accruing Dividends. If the preferred stockholders do not receive a dividend (i.e., the board of directors does not declare a dividend) in a given period, then the undeclared dividend is accumulated. The issuer is obligated to pay any accumulated undeclared dividends upon liquidation and, in some cases, upon early redemption of the preferred stock. The Preferred Accruing Dividends shall not be paid in cash and shall be paid only in the form of shares (or fractions of shares) of cumulative mandatorily redeemable preferred stock equal to (A) the Preferred Accruing Dividends accrued and unpaid as of the relevant cumulative mandatorily redeemable preferred stock dividend payment date divided by (B) the cumulative mandatorily redeemable preferred stock original issue price, which was defined as $10 per share after application of the Exchange Ratio. The Preferred Accruing Dividends shall be calculated and compounded annually and in arrears on each anniversary of the date on which the first share of cumulative mandatorily redeemable preferred stock was issued.
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of each share (or fractional share) of cumulative mandatorily redeemable preferred stock then outstanding shall be entitled to be paid out of the assets of the Company available to be paid out to its stockholders. The issued and outstanding cumulative mandatorily redeemable preferred stock shall be subject to mandatory redemption upon the date which is the third anniversary of the cumulative mandatorily redeemable preferred stock original issue date (“Mandatory Redemption Date”). On the Mandatory Redemption Date, each share (or fractional share) of cumulative mandatorily redeemable preferred stock (including shares of cumulative mandatorily redeemable preferred stock issued in payment of or payable in respect of Preferred Accruing Dividends, whether or not declared) shall be redeemed by the Company. At the election of the holder, the redemption amount is payable either in (i) cash equal to the redemption amount, which is the original issue price plus any Preferred Accruing Dividends accrued but unpaid thereon, whether or not declared, together with any other dividends declared but unpaid thereon; or (ii) such number of fully paid and non-assessable shares of common stock as is determined by dividing the cumulative mandatorily redeemable preferred stock redemption price by the fair market value of a share of common stock as of the Mandatory Redemption Date.
The terms of the cumulative mandatorily redeemable Preferred stock require the issuer to pay the original issue price of the preferred stock plus cumulative dividends, whether or not declared, upon redemption in shares of cumulative mandatorily redeemable preferred stock. This is a paid-in-kind dividend feature, and it is not discretionary as there is no other choice other than to get the dividend in shares of cumulative mandatorily redeemable preferred stock. Based on the above, the Company shall accrete the dividends as an increase to the carrying amount of the cumulative mandatorily redeemable preferred stock pursuant to ASC 480, despite the fact that dividends have not been declared. This results in accretion of the dividend similar to the amortization of interest on a zero-coupon bond. The carrying value of the cumulative mandatorily redeemable preferred stock is accreted to its redemption value over the three year period ending on the redemption date. The cumulative mandatorily redeemable preferred stock qualifies as a mandatorily redeemable financial instrument as it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Pursuant to the respective preferred stock agreements, the issued and outstanding cumulative mandatorily redeemable preferred stock (including a cumulative dividend, payable in kind, of 15% per share, plus any accrued and unpaid dividends on each such share) shall be subject to mandatory redemption by the issuer on the third anniversary of their original issue date in the form of either cash or an equivalent value in shares of common stock.
The original fair value allocated to cumulative mandatorily redeemable Preferred stock issued prior to September 30, 2023 was $20,146,189 and was net of an initial discount of $5,751,986. For the three and nine months ended September 30, 2023, total interest expense recorded to increase the carrying value of the cumulative mandatorily redeemable preferred stock liability was $1,192,041 and $1,319,145, respectively, comprised of $814,359 and $895,505 of the 15% Preferred Accruing Dividends, respectively, and $377,682 and $423,640 of accretion of discount, respectively. As of September 30, 2023, the carrying value of the cumulative mandatorily redeemable preferred stock liability was $21,465,334, including the cumulative original issuance price of $20,146,189 plus cumulative Accruing Dividends and accretion of discount of $895,505 and $423,640, respectively.
9. Mezzanine Equity
The Business Combination described in Note 1 included the conversion of legacy Electriq pre-2023 preferred stock into 20,064,970 shares of TLG common stock on the Closing Date and such securities were considered fully exercised. Prior to the Business Combination, pre-2023 preferred stock had been classified in mezzanine equity, as pre-2023 preferred stockholders could have forced the pre-2023 preferred shares to be redeemed upon the occurrence of a Deemed Liquidation Event, including change of control or merger, that is not solely within the control of the Company.

The reverse merger is being accounted for as a reverse recapitalization, and is accounted for as the equivalent of a capital transaction in which Electriq, the accounting acquirer, is issuing stock for the net assets of TLG, and is considered to be the equivalent of the operating company issuing shares for the net monetary assets of the SPAC, followed by a recapitalization. The recapitalization resulted in a retroactive increase in TLG common stock outstanding of 20,064,970 shares upon the retroactive conversion of pre-2023 seed preferred shares outstanding at the Exchange Ratio, including additional shares issued as a result of applying an anti-dilution factor and the conversion of accumulated dividends on pre-2023 seed preferred stock.
After giving effect of the reverse recapitalization upon the execution of the Business Combination, there was no remaining pre-2023 preferred stock classified in the condensed consolidated statements of changes in mezzanine equity.
Forward Purchase Agreement
As described in Note 1, on July 23, 2023, TLG and Electriq entered into a Forward Purchase Agreement with the Seller for an OTC Equity Prepaid Forward Transaction. Pursuant to the terms of the Forward Purchase Agreement, the Seller purchased 3,534,492 shares of recycled TLG common stock from third parties at approximately $10.63 per share through a broker in the open market and on July 31, 2023, 251,194 additional shares of Electriq common stock were issued to Seller at approximately $10.00 per share pursuant to the terms of a subscription agreement entered into at Closing in connection with the FPA Funding Amount PIPE Subscription Agreement for $40,072,106 to reverse previously submitted redemption requests pursuant to the terms of the Forward Purchase Agreement. These shares are classified as mezzanine equity in the balance sheet as they are contingently redeemable upon the occurrence of certain events not solely within the control of the Company that allow for the effective redemption of such shares in cash at the option of Meteora (the Seller).
As of September 30, 2023, Seller has submitted Shortfall Sale notices totaling 51,624 shares that it sold through that date. Total shares that remain contingently redeemable have been reduced by the shares sold to date by the Seller, resulting in a reclassification of shares and associated additional paid-in-capital totaling $548,595 from temporary (mezzanine) equity to permanent equity. As of September 30, 2023 and December 31, 2022, as adjusted for the retroactive application of recapitalization and the reclassification to permanent equity for the reduction in shares remaining subject to contingent redemptions, the Company has recorded mezzanine equity at historical cost, which was $39,523,511 and zero, respectively. The fair value of mezzanine equity was calculated based on the closing stock price of ELIQ on the reporting date (Level 1), and as of September 30, 2023 and December 31, 2022, the fair value of mezzanine equity was estimated to be $6,571,949 and zero, respectively.
Pre-2023 Preferred Stock
During the three and nine months ended September 30, 2023, no preferred stock warrants were exercised. During the three and nine months ended September 30, 2022, preferred stock warrants were exercised and 612,693 common shares were retroactively issued, as converted from pre-2023 preferred stock at the Exchange Ratio, in exchange for proceeds of $693,000, as well as a reduction in warrants liability of $9,932,991 for a total of $10,625,991.
a.Dividends
The holders of pre-2023 preferred stock were entitled to dividends, which accumulated on each outstanding share of pre-2023 preferred stock at the rate per annum of 8% of a base amount equal to the sum of (i) the initial conversion price of approximately $1.54 per share of pre-2023 Seed Preferred, approximately $0.30 per share of pre-2023 Seed-1 Preferred, and approximately $0.61 per share of pre-2023 Seed-2 Preferred, as converted at the Exchange Ratio, and (ii) the amount of any previously accumulated and compounded dividends on such share. Dividends on pre-2023 preferred stock were only payable when declared by the Company’s Board of Directors, a dividend on common stock was declared, or conversion of the underlying pre-2023 preferred stock to common stock. During the three months ended September 30, 2023 and 2022, dividends in the amount of $45,803 and $451,895, respectively, were accumulated. During the nine months ended September 30, 2023 and 2022, dividends in the amount of $978,752 and $1,283,334, respectively, were accumulated. At the Closing Date of the Business Combination, the cumulative accumulated dividends of $5,645,415, which are not recognized in the condensed consolidated statements of changes in stockholders’ deficit, and condensed consolidated balance sheets, were converted into 529,442 shares of Class A common stock at the Exchange Ratio. See Note 14 for a description of additional shares of Class A common stock issued to account for compounding interest on dividends associated with pre-2023 preferred stock that was converted to shares of Class A common stock.
b.Optional Conversion
Each share of pre-2023 preferred stock was convertible, at the option of the holder, at any time, and without payment of any additional consideration, into fully paid shares of the Company’s common stock. The conversion price was equal to the pre-2023 Seed preferred OIP. However, the pre-2023 Seed Preferred shares included an anti-dilution clause whereby if at any time after the original issue date the Company issued additional Shares of common stock without consideration or for a consideration per share less than the applicable pre-2023 preferred conversion price in effect immediately prior to such issuance or deemed issuance, then the applicable seed preferred Conversion Price shall be reduced, concurrently with such issue, from approximately $1.54 per share of pre-2023 Seed Preferred to approximately $1.20 per share of pre-2023 seed preferred, as converted at the Exchange Ratio. The pre-2023 Seed Preferred shares included an anti-dilution factor of approximately 1.288 per share.
10. Stockholders’ Deficit
Retroactive Conversion of Shares due to Business Combination
Pursuant to the recapitalization, par value, of $0.0001 per share, was adjusted to reflect the historical equity balances of the Company’s legal acquirer, TLG, with the difference in par value from its historical presentation being reflected in additional paid-in capital, and historical accumulated deficit balances presented are those of the accounting acquirer, Legacy Electriq, in the Company’s condensed consolidated balance sheets. The recapitalization resulted in the following retroactive conversions of common shares outstanding due to the Business Combination as of:

Shares of common stock outstanding	December 31, 2022	December 31, 2021
As previously reported	242,302,003	217,588,804
Retroactive application of recapitalization:
Reversal of shares, as previously reported	(242,302,003)	(217,588,804)
Recapitalization of common shares outstanding at Exchange Ratio	1,837,507	1,650,094
Conversion of pre-2023 preferred stock outstanding at Exchange Ratio	16,537,692	15,924,999
Additional common shares issued on pre-2023 preferred stock after applying an anti-dilution factor	2,997,836	2,821,323
As converted	21,373,035	20,396,416
a.Common Stock
In connection with the Business Combination described in Note 1, Electriq amended and restated its charter and bylaws and adopted a certificate of designation with respect to a series of preferred stock. Electriq’s authorized capital stock includes 500,000,000 shares of common stock, par value $0.0001 per share.
As disclosed in Notes 1 and 5, on June 8, 2023, Notes Conversion Agreements were executed between the Company and various noteholders whereby the noteholders have agreed to convert $10,130,000 of loans payable, including accrued interest (exclusive of the SPAC Executive Notes), which resulted in the issuance of 1,266,250 shares of Electriq common stock, as converted at the Exchange Ratio, including 253,250 shares of common stock issued as an incentive prior to Closing. Further, on June 8, 2023, a Notes Conversion Agreement was executed by and among the Company, TLG and the SPAC Executive whereby the parties agreed that simultaneous with the closing of the Business Combination, the SPAC Executive Notes were automatically converted into securities of the new public entity, upon which the SPA and the SPAC Executive Notes were terminated including any rights of conversion set forth therein, and cancelled. The $8,500,000 in principal outstanding on the SPAC Executive Notes immediately prior to the close of the Merger Agreement automatically converted into 1,062,500 shares of Class A common stock, including 212,500 shares of common stock issued as an incentive at the Closing Date, and all accrued interest on the SPAC Executive Notes were paid prior to the Closing Date.
As disclosed in Note 1, with respect to subscription agreements signed in June 2023, including the $18,100,000 of Pre-Closing Financings, a total of $11,000,000 of Pre-Closing Financings was received through June 30, 2023 and the remaining $7,100,000 of Pre-Closing Financings was received in July 2023. This resulted in the issuance of an additional 2,262,500 shares of Electriq common stock, as converted at the Exchange Ratio, including 452,500 shares of common stock issued as an incentive prior to Closing. Further, in June and July 2023, certain investors entered into subscription agreements with TLG to purchase 650,000 shares of TLG common stock for $6,500,000 of Closing Financings, which was received on the Closing Date.
As disclosed in Note 1, the Sponsor Amendment provided that Sponsor would convert all Working Capital Loans into shares of TLG common stock, TLG preferred stock and warrants at Closing. At Closing, TLG Operating Expenses totaling $9,066,350, including $7,202,350 in Working Capital Loans, were converted into 756,635 shares of TLG common stock, 378,318 of TLG preferred stock and 1,000,000 warrants with terms identical to the terms of the Sponsor IPO Private Placement Warrants.
As disclosed in Note 8, the Company determined the total fair value received for each transaction to be the cash amount paid by the investors, the total amounts of notes converted or TLG operating expenses converted, in exchange for the stock. The Company utilized a third-party valuation specialist to determine the fair value of the common stock and the cumulative mandatorily redeemable preferred stock issued based on the relative fair values in order to allocate the fair value of the consideration received to the shares issued. The fair value calculation was based on a variety of assumptions, including the use of a market yield to discount the future payout to present value and applying a discount related to the lack of marketability, which resulted in a fair value of common stock and cumulative mandatorily redeemable preferred stock per share. The Company allocated the fair value to the cumulative mandatorily redeemable preferred stock based on the percentage or proportion it represented within the total fair value received, with the remaining fair value allocated to the common stock. This was calculated by subtracting the fair value of the preferred stock from the total fair value received to determine the fair value of common stock. The Company has concluded that the common stock issued should be classified as a component of Stockholders’ deficit in the condensed consolidated balance sheets. Subsequent changes in fair value of common stock issued are not recognized as long as the contract continues to be classified as a component of Stockholders’ deficit.
As described in Notes 1 and 9, the reverse merger is being accounted for as a reverse recapitalization, and is accounted for as the equivalent of a capital transaction in which Electriq, the accounting acquirer, is issuing stock for the net assets of TLG, and is considered to be the equivalent of the operating company issuing shares for the net monetary assets of the SPAC, followed by a recapitalization. The recapitalization resulted in a retroactive increase in TLG common stock outstanding of 20,064,970 shares of TLG common stock upon the retroactive conversion of pre-2023 seed preferred shares outstanding at the Exchange Ratio, including additional shares issued as a result of applying an anti-dilution factor and the conversion of accumulated dividends on pre-2023 seed preferred.
As described in Notes 1 and 5, at the merger Closing Date, all outstanding SAFE notes were converted into 4,090,384 shares of Class A common stock in the newly merged public entity at a fair value of approximately $6.06 per share at the Closing Date. As described in Note 11, outstanding Electriq warrants immediately prior to the merger Closing Date with a fair value of $2,185,254 were exchanged into 360,603 shares of Class A common stock. The warrants were exchanged on a cashless basis. The difference between the fair value of the warrants at the transaction date, which equaled the conversion price, and the historical carrying value of the warrants has been reflected in accumulated deficit.
Finally, as disclosed in Note 1, pursuant to an amendment to the Sponsor Agreement signed on June 8, 2023, at Closing, the Sponsor relinquished and cancelled, for no consideration, an additional 3,270,652 shares of its TLG Class F common stock. Immediately prior to the Closing Date of the merger, TLG had 5,000,000 shares of its TLG Class F common stock issued and outstanding. Upon completion of the Business Combination, 1,729,348 former shares of Class F Common Stock were recapitalized as Class A common stock in New Electriq. Further, the non-redemption of 211,797 shares of TLG common stock also resulted in an increase in shares of New Electriq common stock immediately after the Closing Date. Immediately prior to the Closing Date, there were 7,948,405 of Class A TLG common stock subject to possible redemption As described in Note 1, Stockholders holding 7,736,608 of TLG’s public shares exercised their right to redeem such shares for a pro rata portion of the funds in TLG’s trust account at the Closing Date.
Immediately after giving effect to the Business Combination, there were 38,120,937 issued and outstanding shares of common stock and there is only one class, Class A, of common stock outstanding in ELIQ as of the Closing Date.
Common stock, issued and outstanding was 38,020,283 and 21,902,477 shares as of September 30, 2023 and December 31, 2022, respectively, excluding 3,734,062 and zero shares that are contingently redeemable and classified in mezzanine equity.
b.Restricted Stock Awards
A restricted stock award is a grant of company stock in which the recipient's rights in the stock are restricted until the shares vest. As per the Company’s 2023 Equity Incentive Plan, unless otherwise set forth in an individual award agreement, each award shall vest over a three year period with one-third of the award vesting on each annual anniversary of the date of grant. The fair market value of a restricted stock award is the market value as determined by the closing price of the stock on the date of grant.
In connection with the Business Combination, the Company adopted the Electriq Power Holdings, Inc. 2023 Equity Incentive Plan in order to facilitate the grant of equity awards to attract, retain and incentivize employees (including the named executive officers), independent contractors and directors of Electriq and its affiliates, which is essential to Electriq’s long-term success. Persons eligible to participate in the 2023 Equity Incentive Plan will be officers, employees, non-employee directors and consultants of Electriq and its subsidiaries as selected from time to time by the plan administrator in its discretion. The Equity Incentive Plan will continue in effect for a term of ten years.
Subject to the adjustment provisions contained in the 2023 Equity Incentive Plan, the number of shares of Class A common stock subject to awards that may initially be granted under the 2023 Equity Incentive Plan will be equal to ten percent (10%) of the aggregate number of shares of Class A common stock issued and outstanding on a fully diluted basis immediately after the Closing (after giving effect to the Redemption Rights). Shares issuable under the 2023 Equity Incentive Plan may be authorized, but unissued, or reacquired shares of Class A common stock.
Shares underlying any awards under the 2023 Equity Incentive Plan that are forfeited, cancelled, held back upon exercise of an option or settlement of an award to cover the exercise price or tax withholding, satisfied without the issuance of stock or otherwise terminated (other than by exercise) will again be available for issuance under the Equity Incentive Plan.
The initial 2023 equity incentive plan pool reflected a reserve of 6,460,874 of issuable shares of Class A common stock as of the Closing Date. On August 22, 2023, the Company granted 3,616,360 restricted stock awards with a cumulative grant date fair value of $5,677,685, or $1.57 per share, to directors, officers and key employees. Stock compensation expense will be recognized over the three year service period and we recognize forfeitures as they occur. For both the three and nine months ended September 30, 2023, the Company recognized $207,404 of stock compensation expense on restricted stock awards, and is included in general and administrative in the condensed consolidated statements of operations. As of September 30, 2023, an aggregate of 3,616,360 restricted stock awards have been granted under the 2023 equity incentive plan, and an aggregate total of 2,844,514 shares are still available to be granted under the plan.
c.Stock Options
As disclosed in Note 1, each outstanding vested and unvested Electriq stock option was assumed by TLG, cancelled and converted into an option to purchase a number of shares of Class A common stock equal to (a) the product of the number of shares of Electriq common stock underlying such Electriq stock option immediately prior to the Closing multiplied by the Exchange Ratio at an exercise price per share equal to the quotient obtained by dividing (A) the exercise price per share of Electriq common stock underlying such Electriq stock option immediately prior to the Closing by (B) the Exchange Ratio. Share values outlined below were retroactively converted at the Exchange Ratio.
On September 27, 2015, the Company’s Board of Directors authorized and approved the adoption of the 2015 Equity Incentive Plan effective January 29, 2016. Subsequently, the plan was amended, the most recent of which was on March 12, 2020, allowing an aggregate of 2,737,030 shares to be issued. The plan shall terminate ten years after the plan’s adoption by the Board of Directors. As noted above, each outstanding vested and unvested Electriq stock option was assumed by TLG, cancelled and converted into an option to purchase a number of shares of TLG Class A common stock. As of September 30, 2023, an aggregate of 3,146,295 stock options were granted to date, 435,409 shares have been forfeited or expired to date and are included in the shares available to be granted and an aggregate total of 44,947 shares are still available to be granted under the plan.
During the nine months ended September 30, 2023 and 2022, the Board of Directors approved the grant of 41,709 and 548,343 stock options, respectively, to the Company’s employees, executives and consultants valued at $317,270 and $5,822,549, respectively, or an average of $7.61 and $10.62 per share, respectively. The term of the options is approximately ten years, and the vesting period is four years.
In applying the Black-Scholes option pricing model, the Company used the following assumptions during the first nine months of:

	2023	2022
Risk-free interest rate	3.53%—4.27%	1.43%—3.88%
Expected term (years)	6.25	5.21 - 6.25
Expected volatility	71.52% - 71.65%	71.65% - 73.53%
Expected dividends	—	—
The following table summarizes the stock option activity for the nine months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)
Outstanding at December 31, 2022	1,151,710	$0.84	8.8
Grants	41,709	$9.23	10.0
Exercised	(64,860)	$0.86	8.8
Forfeited	(41,828)	$1.19	8.5
Outstanding at September 30, 2023	1,086,731	$1.15	8.1

The following table presents information relating to stock options as of September 30, 2023:

Options Outstanding			Options Exercisable
Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Exercisable Number of Options	Weighted Average Remaining Life (years)
$0.0132	7,394	3.0	7,394	3.0
$0.527	120,370	6.6	101,640	6.5
$0.791	498,972	7.7	441,464	7.7
$0.9362	416,390	9.0	336,634	9.0
$9.23	43,605	9.6	—	—
Totals	1,086,731	7.8	887,132	8.0
As of September 30, 2023, 139,637 stock options had been exercised, but had not yet vested. If the option holder leaves, the Company has the right to purchase back all unvested exercised options at the initial exercise price, which as of September 30, 2023 would be $111,063. As of September 30, 2023 and December 31, 2022, there were 344,285 and 801,102 unvested shares, respectively, with a weighted average grant date fair value of $7.26 and $8.65 per share, respectively.
The stock-based compensation expense related to option grants was $285,713 and $287,430 during the three months ended September 30, 2023 and 2022, respectively, and $3,081,964 and $765,257 during the nine months ended September 30, 2023 and 2022, respectively, and is included in general and administrative in the condensed consolidated statements of operations. As of September 30, 2023, the remaining stock-based compensation expense related to unvested option grants was $1,963,762, which is expected to be recognized over a weighted average remaining period of 2.8 years.
As of September 30, 2023 and December 31, 2022, the aggregate intrinsic value of stock options outstanding and stock options exercisable was $661,940 and $14,319,711, respectively, and $843,193 and $6,662,522, respectively. For the nine months ended September 30, 2023, the total intrinsic value of the stock options exercised was $537,764.
Effective until the merger Closing Date, the Company and its Chief Executive Officer (“CEO”) had an agreement whereby the CEO was protected from dilution arising from the issuance of stock or convertible loans. The CEO’s ownership percentage was to remain at 6%. As of the Closing Date, all required shares had been issued to the CEO in accordance with this agreement.
11. Warrants
The Company uses the guidance in ASC 480 to determine its accounting for warrants. Outstanding legacy Electriq common stock warrants immediately prior to the merger Closing Date with a fair value of $2,185,254 were exchanged into 360,603 shares of Class A common stock. The warrants were exchanged on a cashless basis. The difference between the fair value of the warrants at the transaction date, which equaled the conversion price, and the historical carrying value of the warrants has been reflected in accumulated deficit. The valuation of the legacy Electriq warrant liabilities, both preferred stock warrants and common stock warrants, was made using the option-pricing method and the following assumptions as of September 30:

	2023	2022
Term	—	0.6 - 2.0 years
Risk-free interest rate	—	2.5% - 4.2%
Volatility	—	90% - 100%

a.Common Stock
Legacy common stock warrants allowed the holder to purchase common stock. The common stock warrants were classified as liabilities under ASC 480 as they had the right to purchase shares of common stock of the Company for a variable number of shares.
In connection with the issuance of certain SAFE notes in 2021, the Company contemporaneously issued warrants to purchase shares of common stock. These warrants were exercisable any time after issuance and had a life of 2 years from the date of issuance. These warrants provided the respective SAFE investors with the ability to obtain a variable number of shares of common stock of the Company equal to the amount of the SAFE investment divided by a defined exercise price. The Company recorded the warrants as a liability under ASC 480 and re-measured the fair value at the end of each reporting period, with changes in fair value reported in operations. As of September 30, 2023 and December 31, 2022, the fair value of the common stock warrants was zero and $14,114,411, respectively. Decrease in the fair value of warrants to purchase shares of common stock as of the Closing Date, immediately prior to the conversion of the warrants into shares of Class A common stock, was primarily the result of the fair value of equity in an IPO scenario based on revised estimated SPAC proceeds of $275 million and discounted to present value, as compared to prior valuations which considered $495 million of estimated SPAC proceeds, as well as reduced remaining time value until the warrants expire. For the three months ended September 30, 2023 and 2022, the Company recorded gains of $2,632,932 and $411,814, respectively, and for the nine months ended September 30, 2023 and 2022, the Company recorded a gain of $11,929,157 and a loss of $6,751,769, respectively, within other expense (income) in the condensed consolidated statements of operations related to fair value adjustments for legacy common stock warrants.
b.Pre-2023 Preferred Stock
Legacy pre-2023 preferred stock warrants allowed the holder to purchase pre-2023 Seed Preferred stock. The pre-2023 preferred stock warrants were classified as liabilities under ASC 480 as the underlying shares into which the warrant was exercisable were contingently redeemable.
During June 2019, the Company issued warrants to purchase shares of its pre-2023 Seed Preferred stock to existing investors for assistance in fundraising. The warrants were exercisable any time after issuance and had a life of 3 years from the date of issuance. As of September 30, 2023 and December 31, 2022, there were no remaining warrants outstanding to purchase shares of pre-2023 Seed Preferred stock. During the three and nine months ended September 30, 2023, there were no preferred stock warrants exercised. During the three and nine months ended September 30, 2022, preferred stock warrants were exercised and 612,693 common shares were retroactively issued, as converted from pre-2023 preferred stock at the Exchange Ratio, in exchange for proceeds of $693,000, as well as a reduction in warrants liability of $9,932,991 for a total of $10,625,991.
For the three months ended September 30, 2023 and 2022, the Company recorded zero gains or losses, and for the nine months ended September 30, 2023 and 2022, the Company recorded losses of zero and $3,515,845, respectively, within unrealized fair value adjustments in the condensed consolidated statements of operations related to fair value adjustments for legacy pre-2023 preferred stock warrants and expired warrants.
c.Public Warrants
As of September 30, 2023 and December 31, 2022, the Company had 13,333,333 and zero Public Warrants outstanding, respectively. As a result of the Business Combination, Public Warrants were recorded at a fair value of $1,600,000 in equity at the Closing Date. After completion of the Business Combination, Electriq has only a single class of participating securities. Therefore, in the event of a tender offer of more than 50% of outstanding equity, a change of control would occur and settlement of warrants in cash or other assets would not preclude equity classification under ASC 815-40-25. Further the Company notes that there are no settlement features that otherwise preclude the Public Warrants from being considered fixed-for-fixed under ASC 815-40-15 and being considered equity classified under ASC 815-40-25 post-merger. Therefore, we have presented these Public Warrants as equity classified instruments.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Class A common stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The warrants have an exercise price of $6.57 per share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
Redemption of warrants for cash:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):
•in whole and not in part;
•at a price of $0.01 per warrant;
•upon a minimum of 30 days’ prior written notice of redemption; and
•if, and only if, the last reported sale price of Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.
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
Redemption of warrants for Class A common stock:
Commencing ninety days after the warrants become exercisable, the Company may redeem the outstanding warrants:
•in whole and not in part;
•at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A common stock;
•if, and only if, the last reported sale price of Class A common stock equals or exceeds $10.00 per share (as adjusted per stock splits, stock dividends, reorganizations, recapitalizations and the like) on the trading day prior to the date on which the Company send the notice of redemption to the warrant holders;
•if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A common stock) as the outstanding Public Warrants, as described above; and
•if, and only if, there is an effective registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given.

The “fair market value” of Class A common stock for the above purpose shall mean the average last reported sale price of Class A common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants.
d.Private Placement Warrants
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
The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed consolidated statements of operations.
As described in Note 1, at Closing, all TLG Operating Expenses totaling $9,066,350, including $7,202,350 of Working Capital Loans, were converted into 756,635 shares of TLG common stock, 378,318 of TLG preferred stock and 1,000,000 private placement warrants with terms identical to the terms of the Sponsor IPO Private Placement Warrants.
As noted in Note 1, pursuant to an amendment to the Sponsor Agreement signed on June 8, 2023, at the Closing, the Sponsor relinquished and cancelled, for no consideration, all of the 4,666,667 private placement warrants that it received in connection with TLG’s initial public offering. As of the Closing Date, there were 2,000,000 private placement warrants outstanding, in addition to the 1,000,000 private placement warrants granted at the Closing Date.
As of September 30, 2023 and December 31, 2022, the Company had 3,000,000 and zero Private Warrants outstanding, respectively.
For both the three and nine months ended September 30, 2023, the Company recorded gains of $7,120,397 in unrealized fair value adjustments in the condensed consolidated statements of operations related to fair value adjustments for Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the Company has recorded a derivative warrants liability for Private Placement Warrants of $3,039,603 and zero, respectively, which is classified as a non-current liability in the Company’s condensed consolidated balance sheet, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The valuation of the derivative warrants liability for Private Placement Warrants was made using the option-pricing method and the following assumptions as of September 30:

2023
Term	4.83 years
Risk-free interest rate	4.56%
Volatility	102%
Dividend yield	—
Exercise price	$6.57
ELIQ stock price at measurement date	$1.76
12. Fair Value
As of September 30, 2023 and December 31, 2022, the Company had financial instruments which were measured at fair value on a recurring basis using significant unobservable inputs (Level 3). Significant changes in the inputs could result in a significant change in the fair value measurements. See each respective footnote for information on the assumptions used in calculating the fair value of financial instruments. See Notes 5 and 11 for disclosures related to the decline in fair value of SAFE notes and common stock warrant liabilities, respectively, that resulted in unrealized fair value adjustment gains recognized in other expense (income) in the condensed consolidated statements of operations for the nine months ended September 30, 2023.
The initial fair value of the forward purchase contract asset at the Closing Date was $18,475,421, net, which includes a forward purchase contract asset related to the payment of the $37,261,790 (including $189,684 in transaction costs) to Meteora at the Closing Date, offset by the change in the fair value of the forward purchase contract asset of $18,596,685 which has been recorded as a charge to unrealized fair value adjustments in the Company’s condensed consolidated statements of operations. The estimated fair value of the forward purchase contract derivative was calculated using a Black-Scholes option pricing model and used significant assumptions including the risk free rate and volatility. As of September 30, 2023, the change in fair value of the forward purchase derivative contract from the Closing Date reflected a further decrease in the fair value of the forward purchase contract asset, and a corresponding remeasurement loss of $16,495,261 was recognized, resulting in a cumulative loss of $34,970,682 reflected in unrealized fair value adjustments in our condensed consolidated statements of operations for both the three and nine months ended September 30, 2023. The forward purchase contract asset was reported at its fair value of $2,101,424, net, as of September 30, 2023, and its decline in fair value is primarily driven by a decrease in the common stock price per share of ELIQ, and to a lesser extent to a decrease in remaining time value on the contract. The forward purchase contract asset of $2,101,424, net, as of September 30, 2023 reflects a prepayment to Meteora at the Closing Date of the Business Combination of $37,072,106, less the fair value of the forward purchase contract derivative of $34,970,682.
The valuation of the forward purchase derivative contract was made using the option-pricing method and the following assumptions as of September 30, 2023:

Term	0.33 years
Risk-free interest rate	5.47%
Volatility	89%
Stock price at measurement date	$1.76
Dividend yield	—

The following table sets forth the Company’s financial instruments that were measured at fair value using Level 3 inputs on a recurring basis for the nine months ended September 30, 2023:

	Legacy Common Stock Warrant Liabilities	Derivative Warrants Liability	SAFE Notes	Forward Purchase Contract Asset	Total
Balance at December 31, 2022	$(14,114,411)	$—	$(51,600,000)	$—	$(65,714,411)
Issuance of Private Placement Warrants in Business Combination	—	(1,500,000)	—	—	(1,500,000)
Amount prepaid on forward purchase contract asset				37,072,106	37,072,106
Changes in fair value included in operations	11,929,157	7,120,397	26,812,272	(34,970,682)	10,891,144
Opening balance sheet fair value adjustment for assumed derivative warrants liability in Business Combination	—	(8,660,000)	—	—	(8,660,000)
Conversions into Class A common stock at Close	2,185,254		24,787,728		26,972,982
Balance at September 30, 2023	$—	$(3,039,603)	$—	$2,101,424	$(938,179)
The following table sets forth the Company’s financial instruments that were measured at fair value using Level 3 inputs on a recurring basis for the nine months ended September 30, 2022:

	Preferred Stock Warrant Liabilities	Legacy Common Stock Warrant Liabilities	SAFE Notes	Total
Balance at December 31, 2021	$(6,417,146)	$(6,502,538)	$(30,998,000)	$(43,917,684)
Changes in fair value included in operations	(3,515,845)	(6,751,769)	(21,861,000)	(32,128,614)
Warrants exercised	9,932,991	—	—	9,932,991
Balance at September 30, 2022	$—	$(13,254,307)	$(52,859,000)	$(66,113,307)
There were no transfers into or out of Level 3 financial instruments during the nine months ended September 30, 2023 and 2022.
13. Income Taxes
The Company did not incur income tax expense for the three or nine months ended September 30, 2023 and 2022.
Deferred income tax balances reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their tax bases used for income tax purposes and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Deferred tax assets are evaluated for future realization and reduced by a valuation allowance to the extent the Company believes they will not be realized.
The Company has evaluated the realizability of its deferred tax assets and based on an evaluation of all available evidence, both objective and subjective, it has concluded that presently it is more likely than not that the deferred tax assets will not be utilized in the foreseeable future. Therefore, a full valuation allowance was established against the deferred tax assets as of September 30, 2023 and December 31, 2022.

14. Subsequent Events
On October 30, 2023, the Company announced that its Chief Operating Officer and General Counsel, James Van Hoof, Jr., resigned from the Company, effective November 10, 2023, to pursue other opportunities. Mr. Van Hoof’s operational responsibilities were assumed by Maria Ravn Huusom, the Company’s SVP of Operations, who joined the Company in August 2021. In addition, the Company has initiated a search for a candidate to assume certain of Mr. Van Hoof’s responsibilities as General Counsel.
On November 6, 2023, the Company’s Executive Compensation Committee approved the issuance of 545,000 restricted stock awards for Company employees that are expected to be granted shortly after November 15, 2023. The Company’s Executive Compensation Committee also approved the modification of Legacy Electriq stock options assumed in the Business Combination, allowing employees to exchange their outstanding Legacy stock options for replacement stock options under the 2023 Equity Incentive Plan.. The stock option will be only exercisable, in whole or in part, before they expire and then only with respect to the vested portion of the stock option. If the replacement stock options are accepted by an employee, the vesting terms of the Legacy Electriq stock options shall be modified such that fifty percent (50%) of the shares of Electriq Common Stock shall vest on December 31, 2023, and fifty percent (50%) of the shares subject to the stock options shall vest on December 31, 2024, provided that optionee remains in service with the Company through each such vesting date.
On November 12, 2023, the Company executed a binding term sheet with Meteora (the “Binding Term Sheet”) whereby, upon execution of the definitive agreements, which is expected to occur prior to November 30, 2023, the Forward Purchase Agreement would be terminated and Meteora would retain the 3,785,686 common shares purchased free and clear of all obligations under the Forward Purchase Agreement. In exchange for the Prepayment Shortfall (as defined in the Forward Purchase Agreement) being deemed repaid in full to Meteora and no future Shortfall Sales (as defined in the Forward Purchase Agreement) being made, Meteora will receive consideration of 3,500,000 warrants exercisable for $0.001 at Meteora's sole discretion. Meteora is restricted to exercising the number of warrants equal to a fixed value of $3,500,000. If any warrants remain unexercised after the fixed value of $3,500,000 is reached, the balance of warrants shall be terminated. If the definitive documents are not entered into on or before November 30, 2023, which time may be extended by Meteora, the Binding Term Sheet will terminate.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Unless the context otherwise requires, references in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to “Electriq,” “we”, “us,” “our,” and the “Company” are intended to refer to (i) following the Closing, the business and operations of Electriq Power Holdings, Inc. and its consolidated subsidiaries, and (ii) prior to the Business Combination, Legacy Electriq (the predecessor entity in existence prior to the consummation of the Business Combination) and its consolidated subsidiaries.
The following discussion of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 and unaudited condensed consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q (“Quarterly Report”), together with the related notes thereto. Certain information included in this discussion contains forward-looking statements that involve numerous risks and uncertainties. Our actual results may differ materially from those projected or implied by the forward-looking statements. Forward-looking statements are based on current expectations and assumptions and currently available data and are neither predictions nor guarantees of future events or performance. You should not place undue reliance on forward-looking statements, which speak only as of the date hereof. See “Risk Factors” and “Forward-Looking Statements” for a discussion of factors that could cause our actual results to differ from those expressed or implied by forward-looking statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical fact contained herein, including statements regarding our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings, or other aspects of our operating results, are forward-looking statements. Words such as “anticipates,” “assumes,” “believes,” “can,” “could,” “estimates,” “expects,” “forecasts,” “guides,” “intends,” “is confident that,” “may,” “plans,” “seeks,” “projects,” “targets,” and “would,” and their opposites and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results and may not be accurate indications of when such performance or results will actually be achieved. Forward-looking statements are based on information we have when those statements are made or our management’s good faith belief as of that time with respect to future events and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:
•the risk that we are a relatively new company with a history of losses and we cannot be certain that will achieve or sustain profitability;
•our ability to adapt quickly and effectively in the highly competitive and rapidly changing energy storage industry;
•our ability to recruit and retain key management, technical and sales personnel;
•increase in our costs and the cost of our products resulting from a global trade war;
•our ability to develop partnerships with municipalities, community choice aggregators and sustainable solutions developers;
•our ability to gain new customers and purchase commitments from customers;
•reliance on a small number of third-party suppliers;
•our ability to generate significant revenue from our Sustainable Community Networks in 2023 and 2024;

•increases in costs, disruption of supply or shortage of materials, in particular for inverters and lithium iron phosphate cells
•our ability to continue to work closely with leading solar module manufacturers;
•continued and prolonged declines in energy storage costs; and
•delays or other complications in the design, manufacture, launch and production ramp of our energy storage products.
Should one or more of these risks, factors or uncertainties materialize or should any of the assumptions made by the management of the Company prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.
Overview
Electriq’s mission is to design, assemble and deploy residential energy storage solutions to shape our world’s environmental and economic future that are prudent (acting with or showing care and thought for the future), panoramic (integrated energy storage solutions across geographies) and serve all demographics with parity (enable access to clean energy for all). Electriq’s energy storage system (“PowerPod”), with its proprietary software and modular design, offers stakeholder benefits through the entire value chain: Homeowners receive energy resiliency that works with solar power systems, the electrical grid and home energy management systems and allows them to transition between modes of operation though a proprietary app; installers are able to enjoy an overall efficient installation through Electriq’s modular design and proprietary installation and commissioning app; and asset owners who own multiple systems are offered an array of metrics that allow them to monitor the systems in their fleet. Electriq’s turnkey solution also gives homeowners the ability to participate in automated demand response as well as other grid services (collectively “Grid Services”), which can offset implementation costs and improve grid reliability. Further, Electriq’s solution is certified to meet the Open Automated Demand Response (“OpenADR”) industry standard, providing enhanced interoperability for a variety of available demand response programs. Areas with dense geographic deployments of energy storage systems are also able to boost the transmission and distribution benefits of these systems through Virtual Power Plants.
We sell our integrated energy storage systems through a network of channel partners, including solar & electrical distributors and installation companies, utility companies, municipalities, community choice aggregators and homebuilders. We have also historically sold our products through partnerships with large strategic corporations where it has rebranded our products (“white-label”) and, while we currently have no such partnerships, we continue to seek such partnerships.
On July 31, 2023, we consummated the Business Combination by and among the Company, Merger Sub and Legacy Electriq. Please see Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information on the Business Combination.
On November 12, 2023, the Company executed the Binding Term Sheet with Meteora whereby, upon execution of the definitive agreements, which is expected to occur prior to November 30, 2023, the Forward Purchase Agreement would be terminated and Meteora would retain the 3,785,686 common shares it purchased free and clear of all obligations under the Forward Purchase Agreement. In exchange for the Prepayment Shortfall (as defined in the Forward Purchase Agreement) being deemed repaid in full to Meteora and no future Shortfall Sales Shortfall (as defined in the Forward Purchase Agreement) being made, Meteora will receive consideration of 3,500,000 warrants exercisable for $0.001 at Meteora's sole discretion. Meteora is restricted to exercising the number of warrants equal to a fixed value of $3,500,000. If any warrants remain unexercised after the fixed value of $3,500,000 is reached, the balance of warrants shall be terminated. If the definitive documents are not entered into on or before November 30, 2023, which time may be extended by Meteora, the Binding Term Sheet will terminate.

Key Factors and Trends Affecting Our Business
We believe that our performance and future success depend on several factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section titled “Risk Factors.”
Increasing Deployment of Renewables
Deployment of renewable energy resources has accelerated over the last decade, and today, wind and solar have become lower-cost fuel sources. We expect the cost of generating renewable energy to continue to decline and deployments of energy storage solutions to increase. As renewable energy sources of energy production represent a larger proportion of energy generation, grid instability rises due to their intermittency, which can be addressed by energy storage solutions.
Concentration Risk
We expect to derive a large portion of our revenue from energy storage solutions sales associated with sustainable community networks and microgrid programs. If we are unable to enter such contracts on a timely basis and, in the case of sustainable community networks programs, we are unable to obtain project financing, acquire customers, achieve milestones on financing arrangements and install solutions on a timely basis, our growth, revenue and results of operations may not meet our expectation.
Supply Chain
Because many of our key suppliers are located in China, we are exposed to particular risks relating to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. The components of our energy storage systems that we purchase from China have been, and may in the future be, subject to these tariffs, which could increase our supply costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs. We have secured or are evaluating second sources for our main components both inside and outside of China as a way to diversify our supply chain, ensure production capabilities and lower costs and mitigate any potential supplier risks. Such mitigation efforts have not resulted in new material risks, such as product quality, reliability or regulatory approval of products.
Competition
We compete with several large competitors already successful in selling energy storage solutions most notably (in alphabetical order): Enphase Energy, Generac, LG Energy Solutions, SolarEdge Technologies, SunPower and Tesla. We believe our competitive strengths including ease of installation, multiple modes of operation, adaptability, cost and availability allow us to compete well in this market. Some of our competitors have significantly greater financial capacity, product development, manufacturing capabilities, marketing resources, and name recognition than we do. However, while our competitors typically focus on the development and commercialization of hardware offerings, our software-centric approach provides value throughout the value chain, from installers, fleet managers, consumers, and utilities.
Existing competitors may expand their product offerings and sales strategies, and new competitors may enter the market. If our market share declines due to increased competition, our revenue and ability to generate profits in the future may be adversely affected.
Government Regulation and Compliance
Although we are not regulated as a utility, the market for our products and services is heavily influenced by federal, state and local government statutes and regulations concerning electricity. These statutes and regulations affect electricity pricing, net metering, incentives, taxation, competition with utilities and the interconnection of customer-owned electricity generation. In the United States and internationally, governments continuously modify these statutes and regulations and, acting through state utility or public service commissions, regularly change and adopt different rates for commercial customers. These changes can positively or negatively affect our ability to deliver cost savings to customers.
Termination of White Label Provider
On December 12, 2022, the White-Label Provider that had accounted for 87% of our revenue for the year ended December 31, 2022, provided notice of its intent to terminate its contract with us, claiming that we had breached our agreement with the White-Label Provider. While we have continuously asserted that we have not breached the agreement, on May 19, 2023, we entered into a settlement with the White-Label Provider, pursuant to which we received all home storage systems and additional component parts of the White-Label Provider’s inventory, as the White-Label Provider elected to exit the home storage market. These units were returned to us on an as-is basis, and shipping costs were split equally between the parties to the arrangement. We completed the removal of the units from the White-Label Provider’s leased facility in July 2023. This settlement agreement was accounted for as a gain contingency under ASC 450 and accordingly, we recorded a gain on settlement of $5,641,658 within Other (income) expense, net in its condensed consolidated statements of operations for the three months ended September 30, 2023. Associated with the settlement with the White-Label Provider, during the three and nine months ended September 30, 2023, the Company wrote-off $2,383,408 and $5,040,689 of specific White-Label Provider related inventory deposits, respectively. In connection with the final settlement upon receipt of the inventory units in July 2023, an additional $2,383,408 of inventory deposits were identified to be unusable and written off during the three months ended September 30, 2023. Total net gain on settlement with the White-Label Provider, net of inventory deposits written off, amounted to $3,258,250 and $600,969 for the three and nine months ended September 30, 2023, respectively, that was reflected within Other (income) expense, net in our condensed consolidated statements of operations.
Key Components of Results of Operations
Net Revenues
We expect to primarily generate revenues from sales of our residential energy solution, PowerPod 2, to distributors, installers and strategic programmatic partners in our sustainable community networks and to grid services customers. Under such programs, revenue is also generated from installation services and other services.
Our revenue is affected by changes in the volume and average selling prices of our storage solutions, supply and demand, sales incentives and competitive product offerings. Our revenue growth is dependent on our ability to compete effectively in the marketplace by remaining cost competitive, developing and introducing new solutions that meet the changing technology and performance requirements of our customers and our ability to diversify and expand our revenue base through the implementation of programs with strategic partners.
Cost of Goods Sold and Gross Profit
Cost of goods sold is comprised primarily of product costs, warranty, supply chain and assembly personnel and logistics costs, freight costs, customs duties, inventory write-downs, product certification costs and hosting services costs related to our integrated software platform. Our product costs are impacted by component cost, unit volume and assembly processing costs. Certain costs, primarily personnel and warehouse costs, are not directly affected by sales volume.
We purchase our product components from offshore suppliers and generally negotiate product pricing with them on an annual basis, with battery cell supply locked in through December 2024. We believe our suppliers have sufficient production capacity to meet the anticipated demand for the foreseeable future, although there can be no assurances that suppliers will be able to meet our anticipated demand. In addition, shortages in the supply of certain key raw materials could adversely affect our ability to meet customer demand for our products and our gross profit.
Gross profit may vary from quarter to quarter and is primarily affected by our average selling prices, product costs, product mix, customer mix, warranty costs and sales volume.

Operating Expenses
Operating expenses consist of research and development, sales and marketing and general and administrative expenses. Personnel related costs are the most significant component and include salaries, benefits, payroll taxes, commissions and stock-based compensation. Our employee headcount in our research and development, sales and marketing and general and administrative departments has grown from 34 as of September 30, 2022 to 46 as of September 30, 2023, consistent with scaling the business, and is expected to continue to grow to support expected revenue growth.
Research and Development Expenses
Research and development expenses include personnel-related expenses such as salaries, benefits and payroll taxes. Our research and development employees are engaged in the design and development of hardware and software solutions. Our research and development expenses also include design, outsourced software development, materials for testing and evaluation and other indirect costs. We devote substantial resources to ongoing research and development programs that focus on enhancements to, and cost efficiencies in, our existing solutions and timely development of new solutions that utilize technological innovation, thereby maintaining our competitive position.
Sales and Marketing Expenses
Sales and marketing expenses consist primarily of personnel-related expenses such as salaries, sales commissions, benefits and payroll taxes. These expenses also include travel, fees of independent consultants, trade shows, marketing and other indirect costs. The increase in sales and marketing expenses is due to an increase in the number of sales and marketing personnel and the expansion of our sales and marketing footprint, which is intended to enable us to increase our penetration into new markets.
General and Administrative Expenses
General and administrative expenses consist primarily of salaries, stock compensation expense and employee benefits related to our executive, finance, legal, human resource and operations organizations, as well as travel expenses, facilities costs and fees for professional services. Professional services consist of audit and legal costs, advisory services and other costs. Depreciation and amortization consist primarily of amortization of leasehold improvements of facilities. General and administrative expenses also include allowance for doubtful accounts in the event of uncollectible account receivables balances.
Other Expense (Income), Net
Interest Expense
Interest expense consists primarily of our recording of the 15% Preferred Accruing Dividends on our cumulative mandatorily redeemable preferred stock and the accretion of discounts on such instrument, both of which are recorded as interest expense in our condensed consolidated statements of operations, in addition to interest expense recorded on our outstanding borrowings under loans and convertible note payable.
Unrealized Fair Value Adjustments
Unrealized fair value adjustments are related to the revaluation of outstanding preferred stock warrants, common stock warrants, private placement warrants, forward purchase contract asset and SAFE notes connected to the redemption features associated with these notes, at each reporting date.

Comparison of the Three Months Ended September 30, 2023 and 2022 (in thousands)

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$834	$5,988	$(5,154)	(86%)
Cost of goods sold	853	5,621	(4,768)	(85%)
Gross (loss) profit	(19)	367	(386)	NM
Operating expenses:
Research and development	1,011	901	110	12%
Sales and marketing	1,309	910	399	44%
General and administrative	4,807	2,626	2,181	83%
Total operating expenses	7,127	4,437	2,690	61%
Loss from operations	(7,146)	(4,070)	(3,076)	76%
Other expense (income), net:
Interest expense	1,292	918	374	41%
Unrealized fair value adjustments	14,895	5,170	9,725	188%
Other (income) expense, net	(3,380)	5	(3,385)	NM
Loss before income taxes	(19,953)	(10,163)	(9,790)	96%
Income tax expense	—	—	—	—
Net loss	$(19,953)	$(10,163)	$(9,790)	96%
`
__________________
NM - Not Meaningful
Net Revenues
Net revenue decreased by $5.2 million, or 86%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily driven by the termination of the agreement with the White-Label Provider and its related sales, which had accounted for greater than 90% of sales in the three months ended September 30, 2022.
Cost of Goods Sold
Cost of goods sold decreased by $4.8 million, or 85%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily driven by a decrease in cost of energy storage system sales and associated landed costs (inbound freight & duties) due to the termination of the agreement with the White-Label Provider. Cost of goods sold included $0.6 million in reserves for inventory obsolescence and slow-moving items during the three months ended September 30, 2023, primarily due to an additional reserve for inventory obsolescence estimated for inventory units returned from the White-Label Provider as part of a legal settlement, as described in the notes to our condensed consolidated financial statements.
Gross Profit
Gross profit decreased by $0.4 million, or 105%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease was primarily due to a decrease in revenues, driven by the termination of the agreement with the White-Label Provider and its related sales, as well as an increase in reserves for inventory obsolescence and slow-moving items.

Operating Expenses
Research and Development
Research and development expense increased by $0.1 million, or 12%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, due to an increase in personnel related costs as a result of increased headcount.
Sales and Marketing
Sales and marketing expense increased by $0.4 million, or 44% for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022, primarily due to an increase of $0.2 million in marketing and selling costs associated with increased revenue in our sustainable community networks program, $0.1 million related to increased corporate marketing expenses, and an increase of $0.1 million in personnel related costs as a result of increased headcount.
General and Administrative
General and administrative expense increased by $2.2 million, or 83%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily due to a $1.4 million increase in personnel related costs as a result of increased headcount, a $0.4 million increase in directors and officers insurance expense, $0.2 million in increased professional expenses associated with the Business Combination and related financing transactions, and a $0.2 million increase in stock compensation expense associated with new restricted stock awards granted during the three months ended September 30, 2023.
Other Expense (Income), Net
Interest Expense
Net Interest expense increased by $0.4 million, or 41%, for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The increase was primarily the result of $1.2 million of accretion of discount and dividends on the cumulative mandatorily redeemable preferred stock liability that was recorded in the three months ended September 30, 2023, partially offset by a $0.8 million reduction in interest expense as a result of the June 2023 settlement and conversion of $11.2 million of shareholders loans that were established in June 2022 and the conversions of the $8.5 million of convertible notes payable that were converted to equity at the Closing Date.
Unrealized Fair Value Adjustments
Unrealized fair value adjustments increased by $9.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily due to the remeasurement of the forward purchase contract asset, which resulted in unrealized losses recorded for the three months ended September 30, 2023 of $35.0 million. These unrealized losses were partially offset by an increase in unrealized gains recognized on our SAFE notes of $16.0 million in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in the value of the SAFE notes was primarily due to an overall decrease in the estimated fair value of Electriq during the three months ended September 30, 2023, as compared to the same period in 2022. The decrease in our estimated fair value as of September 30, 2023 was primarily the result of the fair value of equity in an IPO scenario based on the revised estimated SPAC proceeds of $275 million, as compared to prior valuations which considered $495 million of estimated SPAC proceeds. We recognized $7.1 million of gains in unrealized fair value adjustments from the remeasurement of our derivative warrants liability for the three months ended September 30, 2023, as compared to zero for the three months ended September 30, 2022. We recognized $2.6 million of gains in unrealized fair value adjustments from the remeasurement of our legacy common stock warrants liability for the three months ended September 30, 2023, as compared to $0.4 million of gains for the three months ended September 30, 2022.

Other (Income) Expense, Net
Other Income, net, increased $3.4 million in the three months ended September 30, 2023, as compared to the same prior year period. This increase was primarily driven by the receipt of inventory units associated with a legal settlement with a White-Label Provider. As described in the notes to our condensed consolidated financial statements, on May 19, 2023, we entered into a settlement agreement with the White-Label Provider, pursuant to which we received all home storage systems and additional component parts of the White-Label Provider’s inventory, as the White-Label Provider has elected to exit the home storage market. These units were returned to us on an as-is basis, and shipping costs were split equally between the parties to the arrangement. We completed the removal of the units from the White-Label Provider’s leased facility in July 2023. This settlement agreement was accounted for as a gain contingency under ASC 450. Accordingly, we recorded the financial impact of the gain on settlement of $5.7 million within Other (income) expense, net in our condensed consolidated statements of operations for the three months ended September 30, 2023 upon receipt of the inventory units returned from the White-Label Provider, as that is the earliest point in time when the settlement gain is realizable or realized. This gain was partially offset by $2.4 million of associated inventory deposits written off. Total net gain on settlement with the White-Label Provider, net of inventory deposits written off, amounted to $3.3 million for the three months ended September 30, 2023. Remaining change in Other (Income) Expense, Net is not significant.
Comparison of the Nine Months Ended September 30, 2023 and 2022 (in thousands)

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Net revenues	$1,019	$15,335	$(14,316)	(93%)
Cost of goods sold	1,921	13,958	(12,037)	(86%)
Gross (loss) profit	(902)	1,377	(2,279)	NM
Operating expenses:
Research and development	3,148	2,716	432	16%
Sales and marketing	3,523	2,791	732	26%
General and administrative	14,235	6,976	7,259	104%
Total operating expenses	20,906	12,483	8,423	67%
Loss from operations	(21,808)	(11,106)	(10,702)	(96%)
Other expense (income), net:
Interest expense	3,293	1,223	2,070	169%
Unrealized fair value adjustments	(10,891)	32,129	(43,020)	NM
Other (income) expense, net	(745)	6	(751)	NM
Loss before income taxes	(13,465)	(44,464)	30,999	(70%)
Income tax expense	—	—	—	—
Net loss	$(13,465)	$(44,464)	$30,999	(70%)
__________________
NM - Not Meaningful
Net Revenues
Net revenue decreased by $14.3 million, or 93%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by the termination of the agreement with the White-Label Provider and its related sales, which had accounted for greater than 90% of sales in the nine months ended September 30, 2022.
Cost of Goods Sold
Cost of goods sold decreased by $12.0 million, or 86%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily driven by a decrease in cost of energy storage system sales and associated landed costs (inbound freight & duties) due to the termination of the agreement with the White-Label Provider. Cost of goods sold included $1.0 million in reserves for inventory obsolescence and slow-moving items during the nine months ended September 30, 2023, primarily due to an additional inventory reserve for branded enclosures, as well as estimated obsolescence for inventory units returned from the White-Label Provider as part of a legal settlement, as described in the notes to our condensed consolidated financial statements.
Gross Profit
Gross profit decreased by $2.3 million, or 166%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The decrease was primarily due to a decrease in revenues, driven by the termination of the agreement with the White-Label Provider and its related sales, as well as an increase in reserves for inventory obsolescence and slow-moving items.
Operating Expenses
Research and Development
Research and development expense increased by $0.4 million, or 16%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to an increase in personnel related costs as a result of increased headcount.
Sales and Marketing
Sales and marketing expense increased by $0.7 million, or 26%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, primarily due to a $0.4 million increase in marketing and selling costs associated with increased revenue in our sustainable community networks program, and a $0.3 million increase in personnel related costs as a result of increased headcount.
General and Administrative
General and administrative expense increased by $7.3 million, or 104%, for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $2.5 million in stock compensation expense related to stock options issued in 2023 in connection with our CEO’s incentive agreement and an increase in options granted to new hires. Effective until the Closing Date of the Business Combination, Electriq and its Chief Executive Officer (“CEO”) had an agreement whereby the CEO was protected from dilution arising from the issuance of stock or convertible loans. The CEO’s ownership percentage was to remain at 6%. As of the Closing Date, all required shares had been issued to the CEO in accordance with this agreement. The remaining increases in general and administrative expense for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, are due to a $1.9 million increase in personnel related costs as a result of increased headcount, a $1.6 million increase in professional expenses associated with the Business Combination and related financing transactions, a $0.4 million increase in directors and officers insurance associated with the Business Combination, and a $0.9 million increase in other operating expenses.
Other Expense, Net
Interest Expense
Interest expense increased by $2.1 million, or 169%, for the nine months ended September 30, 2023, primarily as a result of $1.3 million of accretion of discounts and cumulative dividends from issuance date on the cumulative mandatorily redeemable preferred stock liability that was recorded for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022, as well as the additional interest accrued on stockholder loans of $11.2 million that were established in June 2022 and settled through conversion or repayment of the loans in June 2023 and the conversion to equity at the Closing Date of $8.5 million of convertible notes payable that were established subsequent to September 30, 2022, as described above in the notes to our condensed consolidated financial statements.

Unrealized Fair Value Adjustments
Unrealized fair value adjustments decreased by $43.0 million, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily due to an overall decrease in the value of Electriq during the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease in our enterprise fair value as of September 30, 2023 was primarily the result of the fair value of equity in an IPO scenario based on estimated SPAC proceeds of $275 million, as compared to prior valuations which considered $495 million of estimated SPAC proceeds. For the nine months ended September 30, 2023, as compared to the same period in 2022, unrealized fair value adjustments decreased by $48.7 million on our SAFE notes liability and by $29.2 million in net decreases on our legacy common and preferred warrants and derivative warrants liabilities as a result of a decrease in the estimated value of the SAFE notes and warrants driven primarily by a decrease in our enterprise value. These decreases were partially offset by an increase of $35.0 million in unrealized fair value adjustments due to the remeasurement losses recorded on our forward purchase contract asset for the nine months ended September 30, 2023, primarily driven by a decrease in the stock price of our common shares.
Other (Income) Expense, Net
Other (income) expense, net, reflected an increase of 0.8 million in other income, net, in the nine months ended September 30, 2023, as compared to the same prior year period. The settlement with the White-Label Provider resulted in a net gain on settlement of $0.6 million for the nine months ended September 30, 2023, that was reflected within Other (income) expense, net in our condensed consolidated statements of operations. The remaining increase of $0.2 million in other (income) expense, net, for the nine-months ended September 30, 2023, as compared to the same prior year period, is not significant for further discussion.
Liquidity and Capital Resources
Sources of Liquidity
Since our inception, we have incurred significant operating losses. As of September 30, 2023, we have generated revenue primarily from the designing, developing, managing, delivering and servicing integrated energy storage solutions for residential applications, primarily in North America, through an array of hardware and software solutions in addition to sales of our residential energy solution, PowerPod 2, to distributors and installers. Our ability to generate revenue sufficient to achieve profitability will depend heavily on the successful execution of our sustainable communities network and microgrid offerings from customer agreements entered into in 2022 and 2023.
As of September 30, 2023, we had an accumulated deficit of $118.3 million. Additionally, approximately $6 million in TLG transaction costs incurred were accrued at the Closing Date in connection with the Business Combination and are due to be paid within the next twelve (12) months. During the nine months ended September 30, 2023, we incurred losses from operations totaling $21.8 million. Through September 30, 2023, we have incurred recurring losses from operations and negative operating cash flows. We expect to continue to incur such losses for at least the next twelve (12) months. In addition, as a result of the termination of our contract with the White-Label Provider, we have experienced a significant decline in revenue during the three and nine months ended September 30, 2023. As a result, we will need additional funding in the near term to support our continuing operations and pursue our growth strategy. Until such time that we are able to improve of our profitability through the introduction of new products and service offerings as well as implementing our sustainable communities network and microgrid offerings, we expect to continue to finance our cash needs through a combination of utilizing our cash totaling $8.1 million as of September 30, 2023, the continuing financial support from our stockholders or other debt or capital sources as well implementing other strategies such as obtaining equity financing, issuing debt or entering into financing arrangements and utilizing the funds received as part of the Pre-Closing and Closing Financings and Notes Conversion Agreements associated with the Business Combination.
We will receive up to an aggregate of $107.3 million if all of the outstanding Public Warrants and Private Placement Warrants are exercised to the extent such warrants are exercised for cash. However, we will only receive such proceeds if and when the warrant holders exercise the Public Warrants and Private Placement Warrants. Our Warrants are exercisable at an effective price per share of $6.57. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of Class A common stock. If the trading price for our Class A common stock is less than $6.57 per share, we believe holders of our warrants will be unlikely to exercise their warrants. On November 10, 2023, the closing price of ELIQ was $0.53 per share and the last reported sales price of our Public Warrants, ELIQ-WT, as of that date was $0.02 per Public Warrant. Our current operating plans do not assume the exercise of any of the Warrants for cash and we do not believe that the exercise of Warrants and the amount of cash proceeds, if any, from such exercise, will have a material impact on our liquidity or cash condition.
We do not believe the cash and cash equivalents on hand as of September 30, 2023 of $8.1 million will be sufficient to fund our operations for the next twelve months from the date the condensed consolidated financial statements are issued. We will be required to raise additional capital in the near term to continue to fund operations and capital expenditures. Such funding may not be available on acceptable terms, or at all. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, or substantially reduce our operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. We are actively seeking additional financing, including for example asset backed loans and equity financings. These uncertainties create substantial doubt about our ability to continue as a going concern.
Forward Purchase Agreement
To offset the potential reduction in cash related to Public Share redemptions, TLG executed a Forward Purchase Agreement with a Seller that provided $3.0 million (the “prepayment shortfall”) paid by the Seller one business day following the Closing Date of July 31, 2023.
The Forward Purchase Agreement provided that the Seller would be paid directly an aggregate cash amount equal to (x) the product of (i) the number of shares as set forth in a “pricing date notice” (as defined in the Forward Purchase Agreement) and (ii) the redemption price per share as defined in the amended and restated certificate of incorporation of TLG in effect prior to the consummation of the Business Combination, less (y) the prepayment shortfall amount of $3.0 million. TLG paid to Seller separately the Prepayment Amount required under the Forward Purchase Agreement directly from TLG’s Trust Account maintained by Continental Stock Transfer and Trust Company, except that to the extent the Prepayment Amount payable to Seller is to be paid from the purchase of additional shares by Seller pursuant to the terms of its FPA Funding Amount PIPE Subscription Agreement, such amount will be netted against such proceeds, with Seller being able to reduce the purchase price for the additional shares by the Prepayment Amount. For the avoidance of doubt, any additional shares purchased by Seller will be included in the number of shares for its Forward Purchase Agreement for all purposes, including for determining the Prepayment Amount.
Seller in its sole discretion may sell shares at any time following the trade date at prices (i) at or above $6.67 during the first six months following the Closing and (ii) at any sales price thereafter, without payment by Seller of any Early Termination Obligation (as defined in the Forward Purchase Agreement) until the earlier of such time as the proceeds from such sales equal 100% of the Prepayment Shortfall (such sales, “Shortfall Sales,” and such Shares, “Shortfall Sale shares”). A sale of shares is only a Shortfall Sale when a Shortfall Sale notice is delivered under the Forward Purchase Agreement, and an Optional Early Termination (as defined in the Forward Purchase Agreement), is delivered. As of September 30, 2023, Seller has submitted Shortfall Sale notices totaling 51,624 shares that it sold through that date for proceeds of $362,163, reducing the remaining Prepayment Shortfall amount to $2,637,837.
The Company accounts for the forward purchase contract asset as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the statements of operations.
The forward purchase contract asset of $2,101,424, net, as of September 30, 2023 reflects a prepayment to Seller at the Closing Date of the Business Combination of $37,072,106, less the fair value of the forward purchase contract derivative of $34,970,682. The estimated fair value of the forward purchase contract was calculated using a

Black-Scholes option pricing model and is classified as a current asset, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities.
On November 12, 2023, the Company executed the Binding Term Sheet with Meteora whereby, upon execution of the definitive agreements, which is expected to occur prior to November 30, 2023, the Forward Purchase Agreement would be terminated and Meteora would retain the 3,785,686 common shares it purchased free and clear of all obligations under the Forward Purchase Agreement. In exchange for the Prepayment Shortfall (as defined in the Forward Purchase Agreement) being deemed repaid in full to Meteora and no future Shortfall Sales Shortfall (as defined in the Forward Purchase Agreement) being made, Meteora will receive consideration of 3,500,000 warrants exercisable for $0.001 at Meteora's sole discretion. Meteora is restricted to exercising the number of warrants equal to a fixed value of $3,500,000. If any warrants remain unexercised after the fixed value of $3,500,000 is reached, the balance of warrants shall be terminated. If the definitive documents are not entered into on or before November 30, 2023, which time may be extended by Meteora, the Binding Term Sheet will terminate.
Financing Obligations
Loans Payable
In June 2022, we borrowed $11.2 million, bearing simple interest at 2%, accrued monthly. The loans are repayable in twelve (12) months. The amount owed shall equal (i) the balance outstanding and all accrued interest, plus (ii) a one-time prepayment fee equal to 6% of the balance outstanding.
Pursuant to the Notes Conversion Agreements executed on June 8, 2023, Electriq converted an aggregate amount of approximately $10.1 million, including accrued interest, of Shareholder Notes from management or significant equity investors that were previously included in loans payable into equity securities of Electriq. During June 2023, all remaining loans payable balances that were not included in the Notes Conversion Agreements, including a total remaining cumulative principal balance of approximately $3.4 million, plus accrued interest, were repaid to noteholders that elected not to convert their respective notes. As of September 30, 2023, all outstanding loans payable of $11.2 million were either converted or repaid. Electriq had no outstanding indebtedness as of September 30, 2023.
Convertible Note Payable
As discussed above, on December 23, 2022, we entered into an amended and restated securities purchase agreement which was amended on March 22, 2023 (the “SPA”) with Mr. John Michael Lawrie, which provided for Mr. Lawrie’s obligation to provide funding to us up to a maximum amount of $8.5 million, provided that we had satisfied the conditions for closing under the SPA or that Mr. Lawrie has waived those conditions. Pursuant to the SPA, and the first amendment to the SPA, we issued to Mr. Lawrie the Lawrie Notes in the aggregate amount of $8.5 million.
The notes bear interest at a simple rate of 14% per annum, payable quarterly in cash. The initial $5.0 million funding under the amended and restated securities purchase agreement was received on December 30, 2022. The remaining $3.5 million funding was received from Mr. Lawrie on March 30, 2023.
Pursuant to terms of the Notes Conversion Agreement executed on June 8, 2023, at the Closing Date on July 31, 2023, the Convertible Notes with Mr. Lawrie were converted into equity securities of TLG and were cancelled.
Derivative Warrants Liability
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The derivative warrants liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in unrealized fair value adjustments in the condensed consolidated statements of operations.
As of September 30, 2023, we have recorded a derivative warrants liability for Private Placement Warrants, in accordance with ASC 815, of $3,039,603, which is classified as a non-current liability in our condensed consolidated balance sheet, as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. Changes in fair value are recognized in our condensed consolidated statements of operations. The Company’s Private Placement Warrants have been measured to fair value using the option-pricing method.
As a result of the Business Combination, Public Warrants were recorded at a fair value of $1,600,000 in equity at the Closing Date. After completion of the Business Combination, Electriq has only a single class of participating securities. Therefore, in the event of a tender offer of more than 50% of outstanding equity, a change of control would occur and settlement of warrants in cash or other assets would not preclude equity classification under ASC 815-40-25. Further the Company notes that there are no settlement features that otherwise preclude the public warrants from being considered fixed-for-fixed under ASC 815-40-15 and being considered equity classified under ASC 815-40-25 post-merger. Therefore, Electriq has presented these public warrants as equity classified instruments.
Our Warrants are exercisable at an effective price per share of $6.57. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our shares of Class A common stock. If the trading price for our Class A common stock is less than $6.57 per share, we believe holders of our warrants will be unlikely to exercise their warrants. On November 10, 2023, the closing price of ELIQ was $0.53 per share and the last reported sales price of our Public Warrants, ELIQ-WT, as of that date was $0.02 per Public Warrant. Our current operating plans do not assume the exercise of any of the Warrants for cash and we do not believe that the exercise of Warrants and the amount of cash proceeds, if any, from such exercise, will have a material impact on our liquidity or cash condition. For additional information, see the section titled “Risk Factors.”
Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(23,213)	$(18,351)
Net cash used in investing activities	$(437)	$(838)
Net cash provided by financing activities	$26,268	$10,616
Operating Activities
Net cash used in operating activities for the nine months ended September 30, 2023 was $23.2 million, consisting primarily of a net loss of $13.3 million, a settlement gain of $5.7 million, unrealized fair value adjustments of $11.0 million, and a net increase in assets and liabilities of approximately $3.5 million; partially offset by non-cash stock-based compensation of $3.3 million, write-offs of inventory deposits of $5.1 million and depreciation, amortization and accretion combined of $1.9 million.
Net cash used in operating activities for the nine months ended September 30, 2022 was $18.4 million, consisting primarily of a net loss of $44.5 million and a net increase in assets and liabilities of $7.1 million, partially offset by non-cash depreciation and amortization of $0.3 million, non-cash fair value adjustments of $32.1 million and non-cash stock-based compensation of $0.8 million.
Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2023 was $0.4 million, primarily consisting of the acquisition of property and equipment.
Net cash used in investing activities during the nine months ended September 30, 2022 was $0.8 million, primarily consisting of the acquisition of property and equipment.

Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2023 was $26.3 million, primarily consisting of proceeds from the issuance of common stock of $17.4 million, proceeds from the issuance of cumulative mandatorily redeemable preferred stock of $9.6 million, and the issuance of convertible notes payable of $3.5 million, partially offset by payments on loans payable of $3.6 million and equity issuance costs of $0.6 million.
Net cash provided by financing activities during the nine months ended September 30, 2022 was $10.6 million, primarily consisting of proceeds from loans payable of $11.2 million and proceeds from issuance of preferred stock of $0.7 million, partially offset by repayment of loans payable of $1.3 million.
Contractual Obligations and Commitments
We have various non-cancelable leases for warehouse and office space. Certain of these leases have renewal options, provide for future rent escalations and also obligate us to pay the cost of maintenance, insurance and property taxes.
On January 1, 2022, Electriq modified its existing short-term lease for warehouse and office space in California to extend the term and to obtain additional warehouse space. The modification was accounted for as part of the adoption of ASC 842. This lease has five separate one-year renewal options, none of which have been considered in the contractual obligations as the options have not been exercised.
On January 19, 2022, Electriq entered into a five-year lease in West Palm Beach, Florida with a total commitment of approximately $1.4 million over the life of the lease. The lease commencement date was November 7, 2022 upon completion of certain improvements by the landlord, and has been included in the contractual obligations as of September 30, 2023.
On September 23, 2022, the Company entered into a five-year lease in Oxnard, California with a total commitment of approximately $0.8 million over the life of the lease. The lease commencement date was November 1, 2022 and has been included in the contractual obligations as of September 30, 2023.
On May 24, 2023, the Company entered into a new 39-month lease in San Leandro, California for warehouse and storage space with approximately $1.1 million in total minimum lease payments committed over its 39-month non-cancelable lease term. This lease does not contain any lease renewal option. The lease commencement date was on June 27, 2023 and has been included in the contractual obligations as of September 30, 2023.
Off-Balance Sheet Arrangements
We are not a party to any off-balance sheet arrangements, including guarantee contracts, retained or contingent interests or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on our consolidated financial statements.
Critical Accounting Policies and Estimates
Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this Quarterly Report. The preparation of our consolidated financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Our critical accounting policies are those that materially affect our consolidated financial statements and involve difficult, subjective or complex judgments by management. A thorough understanding of these critical accounting policies is essential when reviewing our consolidated financial statements.
We believe that the critical accounting policies listed below involve the most difficult management decisions because they require the use of significant estimates and assumptions as described above. Please see Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for the complete list of critical accounting policies and estimates.

Derivative Warrants Liability
We not use derivative instruments to hedge exposures to cashflow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. The preferred stock warrants were for contingently redeemable preferred stock, and as such, the preferred stock warrants were classified as a liability in warrants liability in the condensed consolidated balance sheets. The common stock warrants were legally detachable, transferable, and exercisable into a variable number of shares, and as such were classified as a liability in warrants liability in the condensed consolidated balance sheets. The warrants liability is subject to a fair value remeasurement each period with an offsetting adjustment reflected in unrealized fair value adjustments in the condensed consolidated statements of operations.
The Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. The Private Placement Warrants failed the indexation guidance in ASC 815-40. Provisions within the warrant agreement preclude the Private Placement Warrants from being considered indexed to the Company’s own stock, and thus the Private Placement Warrants are classified as a liability measured at fair value. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and remeasures to fair value at each reporting period. Changes in fair value are recognized in the Company’s condensed consolidated statements of operations.
The Company’s Private Placement Warrants have been measured to fair value using the option-pricing method. See Note 11 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
As a result of the Business Combination, Public Warrants were recorded at a fair value of $1,600,000 in equity at the Closing Date. After completion of the Business Combination, Electriq has only a single class of participating securities. Therefore, in the event of a tender offer of more than 50% of outstanding equity, a change of control would occur and settlement of warrants in cash or other assets would not preclude equity classification under ASC 815-40-25. Further we noted that there are no settlement features that otherwise preclude the public warrants from being considered fixed-for-fixed under ASC 815-40-15 and being considered equity classified under ASC 815-40-25 post-merger. Therefore, Electriq has presented these public warrants as equity classified instruments.
Cumulative Mandatorily Redeemable Preferred Stock
The shares of cumulative mandatorily redeemable preferred stock issued in connection with the financing transactions referenced in Note 1 to our condensed consolidated financial statements included elsewhere in this Quarterly Report have been reflected in our condensed consolidated balance sheets as liabilities at fair value pursuant to ASC 480. From and after the date of issuance of any cumulative mandatorily redeemable preferred stock, dividends payable solely in the form of shares (or fractions thereof) of cumulative mandatorily redeemable preferred stock shall accrue on each outstanding share (or fractional share) of cumulative mandatorily redeemable preferred stock at the rate per annum of 15% of the cumulative mandatorily redeemable preferred stock original issuance price plus the amount of any previously accrued and unpaid dividends, compounded annually, on each such share (the “Preferred Accruing Dividends”). The Preferred Accruing Dividends shall accrue from day-to-day, whether or not declared, and shall be cumulative. Such Preferred Accruing Dividends shall be payable only when and if declared by our Board of Directors and we shall be under no obligation to declare such Preferred Accruing Dividends. If the preferred stockholders do not receive a dividend (i.e., the board of directors does not declare a dividend) in a given period, then the undeclared dividend is accumulated. The issuer is obligated to pay any accumulated undeclared dividends upon liquidation and, in some cases, upon early redemption of the preferred stock. The Preferred Accruing Dividends shall not be paid in cash and shall be paid only in the form of shares (or fractions of shares) of cumulative mandatorily redeemable preferred stock equal to (A) the Preferred Accruing Dividends accrued and unpaid as of the relevant cumulative mandatorily redeemable preferred stock dividend payment date divided by (B) the cumulative mandatorily redeemable preferred stock original issue price, which was defined as $10 per share after application of the Exchange Ratio. The Preferred Accruing Dividends shall be calculated and compounded annually and in arrears on each anniversary of the date on which the first share of cumulative mandatorily redeemable preferred stock was issued.
The terms of the cumulative mandatorily redeemable Preferred stock require the issuer to pay the original issue price of the preferred stock plus cumulative dividends, whether or not declared, upon redemption in shares of cumulative mandatorily redeemable preferred stock. This is a paid-in-kind dividend feature, and it is not discretionary as there is no other choice other than to get the dividend in shares of cumulative mandatorily redeemable preferred stock. Based on the above, we shall accrete the dividends as an increase to the carrying amount of the cumulative mandatorily redeemable preferred stock pursuant to ASC 480, despite the fact that dividends have not been declared. The carrying value of the cumulative mandatorily redeemable preferred stock is accreted to its redemption value over the three year period ending on the redemption date. The cumulative mandatorily redeemable preferred stock qualifies as a mandatorily redeemable financial instrument as it embodies an unconditional obligation requiring the issuer to redeem the instrument by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur. Pursuant to the respective preferred stock agreements, the issued and outstanding cumulative mandatorily redeemable preferred stock (including a cumulative dividend, payable in kind, of 15% per share, plus any accrued and unpaid dividends on each such share) shall be subject to mandatory redemption by the issuer on the third anniversary of their original issue date in the form of either cash or an equivalent value in shares of common stock.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
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
Limitations on Effectiveness of Disclosure Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of the disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the material weakness described below, our disclosure controls and procedures were not effective as of September 30, 2023. Notwithstanding the material weakness, our management has concluded that the financial statements included elsewhere in this report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.
Material Weakness
In connection with the review of our condensed consolidated financial statements for the quarterly period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting. The material weakness related to our accounting for the Business Combination transaction, including our assessments, calculations and accounting for derivative warrant liabilities.

Remediation
We initiated and implemented several remediation measures including, but not limited to hiring additional finance and accounting staff with the requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and to assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
We believe the measures described above should remediate the material weakness identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next three to six months. While we continue the process to implement our plan to remediate the material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the period ended September 30, 2023.
Changes in Internal Control over Financial Reporting
Other than the material weakness identified and remediation activities described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information
Item 1. Legal Proceedings
See Note 7, “Commitments and Contingencies” in the Notes to the condensed consolidated financial statements of Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors
Unless the context otherwise requires, all references in this section to “we,” “us,” and “our” refers to Electriq and its subsidiaries. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the businesses of Electriq.
Summary Risk Factors
Investments in our securities involve substantial risk. The occurrence of one or more of the events or circumstances described below and in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may have a material adverse effect on our business, cash flows, financial condition and results of operations. Important factors and risks that could cause actual results to differ materially from those in the forward-looking statements include, among others, the following:
•Our limited operating history and the rapidly evolving industry in which we operate make it difficult to evaluate our business and the risks and challenges we may face and to predict our future performance.
•We are a relatively new company with a history of losses, and we cannot be certain that we will achieve or sustain profitability.
•Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
•Our business and strategic plans rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may suffer.
•The energy storage industry is highly competitive and changing rapidly, which makes it difficult to evaluate our current business and future prospects. Our business may be adversely affected if we cannot adapt quickly and effectively.
•The failure of energy storage costs to continue to decline would have a negative impact on our business and financial condition.
•Our success and future growth is dependent upon the market’s willingness to adopt energy storage systems in general, and our energy storage system in particular.
•Our revenue depends on gaining new customers and purchase commitments from customers.
•Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
•Our objective is to develop partnerships with municipalities, community choice aggregators and sustainable solutions developers. If we fail to develop those partnerships, our business and financial results would suffer.
•We depend on a limited number of suppliers for key components and systems. This reliance on third parties increases the risk that necessary components of our systems may not be delivered according to our schedule and at prices, quality levels and volumes acceptable to us.
•If we fail to scale our business operations and otherwise manage future growth and adapt to new conditions effectively as we grow our company, we may not be able to produce, market, sell and service our systems successfully.

•A recession could reduce demand for our products and materially harm our business.
•If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.
•There can be no assurance that Electriq will continue to comply with the continued listing standards of the NYSE.
•Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us and may dilute your ownership of us and could adversely affect our stock price.
Risks Related to Electriq’s Limited Operating History and Financial Condition
Our limited operating history and the rapidly evolving industry in which we operate make it difficult to evaluate our business and the risks and challenges we may face and to predict our future performance.
We have a limited operating history and have suffered losses. Since our formation in 2014, we have focused on designing, developing, managing, delivering and servicing integrated energy storage solutions for residential applications, primarily in North America, through an array of hardware and software solutions. We began marketing and selling our PowerPod 2 energy storage solutions in December 2020. As a result, we have limited historical financial data upon which we may base our projected revenue and operating expenses. Our relatively short operating history and the rapid evolution of the energy storage industry make it difficult for potential investors to evaluate our technology or prospective operations and business prospects. Accordingly, we continue to be subject to many of the risks inherent in business development, financing, unexpected expenditures and complications and delays that often occur in a new business.
Our energy storage solutions are primarily installed in conjunction with solar energy systems, and our future growth is dependent on rising demand for solar and energy storage solutions and by the adoption speed of digital software applications to modernize the efficiency of power assets and the electric grid. We expect our business results to be driven by various factors, including the costs of acquiring our components, assembling our systems, declines in the cost of purchasing and installing solar power, homeowner needs for reliable electric power and related digital applications, commercial, legal and political pressure for the reduced use of fossil fuels and electric power generation that relies on fossil or other non-renewable fuels and a rapidly growing electricity storage market driven by increasing demand from commercial and industrial users, utilities and grid operators. However, predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. Furthermore, these trends can change over time, depending on societal, scientific and governmental changes that we are unable to predict with accuracy.
There can be no assurance that our efforts to increase our revenue will be successful or that we will ultimately be able to attain profitability. Accordingly, our prospects must be considered in light of the risks that any new company encounters as well as the uncertainties encountered by developing companies in a highly competitive environment.
We are a relatively new company with a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We are subject to the risks inherent to early-stage companies seeking to develop, market and distribute new products, particularly companies in evolving markets such as renewable energy and technology. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development, introduction, marketing and distribution of new products in a competitive environment. Such risks include dependence on the success and acceptance of our products, the ability to attract and retain a suitable partner base, the management of growth, under-capitalization, cash shortages, limitations with respect to personnel, financial and other resources and lack of revenues.

We have incurred significant net losses since our inception in August 2014. For the years ended December 31, 2022 and 2021, we incurred net losses of $52.3 million and $35.8 million, respectively. As of September 30, 2023, we had an accumulated deficit of $118.5 million. If our revenue does not grow or grows more slowly than currently anticipated, or if operating expenses are higher than expected, we may be unable to achieve profitability, our financial condition will suffer and the value of our common stock could decline. Even if we are successful in increasing our sales, we may incur losses in the foreseeable future as we continue to develop and market our products. If sales revenue from any of our current products or any additional products that we develop in the future is insufficient, or if our product development is delayed, we may be unable to achieve profitability and, in the event we are unable to secure financing for prolonged periods of time, we may need to temporarily cease operations and, possibly, shut them down altogether. Furthermore, even if we are able to achieve profitability, we may be unable to sustain or increase such profitability on a quarterly or annual basis, which would adversely impact our financial condition and significantly reduce the value of our common stock.
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
We must continue to reduce the costs of procurement of components, assembly, installation and operation of our energy storage systems to expand our market. As a relatively new company, we have limited historical data that ensures our targeted component acquisition costs will be achievable. While we expect in the future to better understand our component acquisition costs, there is no guarantee we will be able to achieve sufficient cost savings to reach our gross margin and profitability goals. We may also incur substantial costs or cost overruns from our suppliers. While we have been successful in reducing our costs to date, the cost of energy storage systems and other components of our energy storage systems, for example, could increase in the future. If we are unable to achieve component acquisition cost targets on our products pursuant to our plans, we may not be able to meet our gross margin and other financial targets. Many of the factors that impact our component acquisition costs are beyond our control, such as potential increases in the costs of materials, such as lithium iron phosphate and other components of our battery cells. Any such increases could slow our growth and cause our financial results and operational metrics to suffer. In addition, we may face increases in our other expenses, including increases in wages or other labor costs, as well as marketing, sales, customer acquisition or related costs. We will continue to make significant investments to drive growth in the future. In order to expand into new markets while still maintaining our current margins, we will need to continue to reduce our costs. Increases in any of these costs, or our failure to achieve projected cost reductions, could have a material adverse effect on our business and prospects, and we may not be able to achieve or maintain profitability.
Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our liquidity, financial condition and results of operations, either directly or through adverse impacts on certain of our vendors and customers.
Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and/or market-wide liquidity problems.
These events could have an adverse effect on our financial condition and results of operations, either directly or through an adverse impact on certain of our vendors and customers.
For example, on March 10, 2023, Silicon Valley Bank was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank was put into receivership. Since that time, JPMorgan Chase & Co. took over all of the deposits of First Republic Bank, and the Swiss Central Bank provided $54 billion in covered loan and short-term liquidity facilities to Credit Suisse Group AG, all in an attempt to reassure depositors and calm fears of a banking contagion. Although the Federal Reserve Board, the Department of the Treasury and the FDIC have taken steps to ensure that depositors at Silicon Valley Bank and Signature Bank can access all of their funds, including funds held in uninsured deposit accounts, and have taken additional steps to provide liquidity to other banks, there is no guarantee that, in the event of the closure of other banks or financial institutions in the future, depositors would be able to access uninsured funds or that they would be able to do so in a timely fashion.

To date, we have not experienced any adverse impact on our liquidity, financial condition or results of operations as a result of the events described above. However, failures of other banks or financial institutions also may expose us to additional risks, either directly or through the effect on vendors or other third parties, and may lead to significant disruptions to our operations, financial condition and reputation. Moreover, uncertainty remains over liquidity concerns in the broader financial services industry. Investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to obtain financing on favorable terms. In addition, our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.
Our independent registered public accounting firm’s 2022 report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of September 30, 2023, we had $8.1 million in cash and an accumulated deficit of $118.5 million. Further, we have incurred and expect to continue to incur significant costs in pursuit of our planned growth. We cannot assure you that our plans to raise capital will be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.
Our business and strategic plans rely in large part upon assumptions and analyses developed by us. If these assumptions or analyses prove to be incorrect, our actual operating results may suffer.
Our business and strategic plans are based on assumptions, analyses and estimates developed by our management and are subject to substantial uncertainty and are inherently subject to significant business, regulatory, economic, competitive and global risks, uncertainties and contingencies, many of which are beyond our control, and are based upon specific assumptions with respect to future business decisions, some of which will change. The rapidly evolving market for energy storage systems also may require us to change our plans and may make it difficult to evaluate our business and future prospects. Other global or macroeconomic trends may also affect our business.
Our business and strategic plans also include assumptions as to the expected size and growth of the markets in which we operate. Such markets may not develop or grow as large as we expect or may develop and grow at a slower rate than we expect. Even if these markets experience the growth that we expect, our business may not grow at the expected rate, or at all, due to a variety of possible factors.
As a result, we might never achieve or maintain profitability. You are urged to consider our business in light of the risks and uncertainties emerging companies encounter when introducing new products and services into a nascent industry.
There is no assurance that non-binding letters of intent and memoranda of understanding will be converted into binding contracts.
Non-binding letters of intent and memoranda of understanding we enter into from time to time are subject to continued negotiation and many uncertainties, and may not be converted into binding contracts. Our prospective counterparties may cancel or delay entering into contracts for a variety of reasons, some of which may be outside of our control. Contracts with government entities are also subject to a number of challenges and risks. If we are unable to enter into such contracts on a timely basis, our growth, revenue and results of operations may not be negatively impacted.

Risks Related to Electriq’s Industry
The energy storage industry is highly competitive and changing rapidly, which makes it difficult to evaluate our current business and future prospects. Our business may be adversely affected if we cannot adapt quickly and effectively.
The worldwide electricity storage market is highly competitive and is growing quickly and changing rapidly, and we expect it will become more competitive in the future. The energy storage industry will take several more years to develop and further mature, which makes it difficult to evaluate our current business, and we cannot be certain that the market will grow to the size or at the rate we expect. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increased expenses as we continue to grow our business. If we do not manage these risks and overcome these difficulties successfully, our business will suffer.
We also expect more regulatory burdens as customers adopt this new technology. There is no assurance that our energy storage systems will be successful in the respective markets in which they compete. We face competition from other manufacturers, developers and installers of energy storage systems, as well as from large utilities. A significant and growing number of established and new companies, as well as other companies, have entered or are reported to have plans to enter the electricity storage market. Most of our current and potential competitors have significantly greater financial, technical, manufacturing, marketing, sales networks and other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products. Increased competition could result in lower unit sales, price reductions, revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.
Decreases in the retail prices of electricity from utilities or other renewable energy sources could make our products less attractive to homeowners. Reduction in various federal and state rebate and incentive programs could also adversely affect product adoption.
Our failure to continue developing new and improved systems and to bring these systems rapidly to market could have an adverse impact on our business. New systems, or refinements and improvements to our existing systems, may have technical failures, delayed introductions or higher than expected production costs or may not be well accepted by our customers. If we are not able to anticipate, identify, develop and market high quality systems in line with technological advancements that respond to changes in customer preferences, demand for our systems could decline and our operating results could be adversely affected.
The failure of energy storage costs to continue to decline would have a negative impact on our business and financial condition.
The growth and profitability of our business is dependent upon the continued decline in the cost of energy storage. Over the last decade the costs of energy storage systems have declined significantly. This lower cost has been driven by advances in energy storage technology, maturation of the relevant supply chain, the scale of production of energy storage systems by the leading manufacturers and other factors. The growth of our business is dependent upon the continued decrease in the price and efficiency of energy storage systems. If for any reason our suppliers are unable to continue to reduce the price of their energy storage systems, our business and financial condition will be negatively impacted.
Our success and future growth is dependent upon the market’s willingness to adopt energy storage systems in general, and our energy storage system in particular.
The demand for our systems highly depend upon the demand for and adoption of solar and energy storage systems. The market for energy storage systems is still rapidly evolving and is characterized by rapidly changing technologies, price and other competition, evolving government regulation and industry standards, as well as changing or uncertain consumer demands and behaviors. Our current products are designed to address the requirements of most of our potential user base, but the requirements of potential users could change. If renewable energy generation proves unsuitable for widespread deployment or if demand for our renewable energy hardware and software-enabled services fails to develop sufficiently or in the manner that we expect, we would be unable to achieve sales and expand our market share. Factors that may influence the adoption of energy storage systems include:
•perceptions about the effectiveness and cost of solar panels in relation to other forms of renewable and non-renewable energy;
•perceptions about the quality, safety, design, performance and cost of energy storage systems, especially if adverse events or accidents occur that are linked to the quality or safety of energy storage systems or their battery cell components;
•perceptions about the safety of energy storage systems in general, including the use of advanced hardware and software technology;
•technical innovations concerning battery capacity and ability to hold its charge;
•improvements in the cost of other forms of energy production;
•the growth and development of other forms of renewable energy that are provided through the electric grid;
•climate change and the need or desire of consumers for reliable access to electric power;
•the degree of environmental consciousness of consumers;
•the performance and reliability of renewable energy products compared with conventional and non-renewable products;
•fluctuations in economic and market conditions that impact the viability of conventional and competitive alternative energy sources;
•changes in the relative cost and availability of oil, gasoline, hydroelectric power, nuclear power and wind power as sources of electric power;
•continued deregulation of the electric power industry and the broader energy industry and other developments involving government regulations;
•economic incentives promoting fuel efficiency and alternate forms of energy;
•the availability of tax and other governmental incentives to develop solar power or energy storage solutions or future regulation requiring increased use of renewable sources of energy;
•opposition to renewable energy projects in general or to our customers’ projects specifically; and
•macroeconomic factors.
All of these factors could affect the market’s willingness to adopt energy storage solutions, or could affect the length of time it takes for that demand to develop. If homeowners are unwilling, as a result of any one or more of these factors, to purchase energy storage systems, our business will suffer and we may never achieve profitability.
Even if the market for energy storage systems grows as we anticipate, if we fail to achieve broader market acceptance of our energy storage system and services, there would be an adverse impact on our ability to increase our revenue, gain market share and achieve and sustain profitability. Our ability to achieve broader market acceptance for our energy storage system and services will be impacted by a number of factors, including:
•our ability to produce energy storage systems that compete favorably against other solutions on the basis of price, quality, reliability and performance;
•our ability to timely introduce and complete new designs and timely qualify and certify our systems;

•whether installers, asset owners and solar financing providers will adopt our energy storage solutions, which is a relatively new technology with a limited history with respect to reliability and performance;
•the ability of prospective homeowners to obtain long-term financing for solar photovoltaic (“PV”) installations on acceptable terms or at all;
•our ability to develop systems and services that comply with local standards and regulatory requirements, as well as potential in-country manufacturing requirements; and
•our ability to develop and maintain successful relationships with our customers and suppliers.
If demand for solar PV systems is less than expected or takes longer to develop than we anticipate, sales of our energy storage systems may decline and we may be unable to achieve or sustain profitability.
Our energy storage solutions are primarily installed in conjunction with solar PV systems, which provide on-site distributed power generation. As a result, our future success depends on continued demand for solar energy solutions and the ability of solar equipment vendors to meet this demand, as well as on future growth of the solar PV market. The development of solar PV systems is rapidly evolving and is highly competitive with other forms of renewable and non-renewable energy. If demand for solar PV systems fails to develop sufficiently, our business and operations could suffer and we would be unable to achieve or maintain profitability.
The viability and continued growth in demand for solar energy solutions, and in turn, our systems, may be impacted by many factors outside of our control, including:
•market acceptance of solar PV systems based on our system platform;
•cost competitiveness, reliability and performance of solar PV systems compared to conventional and non-solar renewable energy sources and products;
•availability and amount of government subsidies and incentives to support the development and deployment of solar PV and energy storage solutions;
•the extent to which the electric power industry and broader energy industries are deregulated to permit broader adoption of solar electricity generation;
•the cost and availability of key raw materials and components used in the production of solar PV systems;
•prices of traditional utility-provided energy sources;
•levels of investment by end-users of solar energy products, which tend to decrease when economic growth slows; and
•the emergence, continuance or success of, or increased government support for, other alternative energy generation technologies and products.
If demand for solar energy solutions does not grow, demand for our customers’ products as well as demand for our energy storage systems will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
Short-term demand and supply imbalances, especially for solar PV technology, have recently caused prices for solar technology solutions to decline rapidly. Furthermore, competition in the solar industry has increased due to the emergence of lower-cost manufacturers along the entire solar value chain causing further price declines, excess inventory and oversupply. These market disruptions may continue to occur and may increase pressure to reduce prices, which could adversely affect our business and financial results.
Further, our success depends on continued and growing demand for solar energy solutions and the ability of solar equipment vendors to meet this demand. The ongoing impact of the COVID-19 pandemic is fluid and uncertain, but it has caused and may continue to cause various negative effects, including an inability to meet the needs of our homeowners due to supply chain constraints. The demand for solar energy solutions may continue to decrease, or at least not continue its growth relative to pre-pandemic periods and recent years, as a result of government orders associated with the COVID-19 pandemic, due to adverse worldwide economic and market conditions, or other factors. If demand for solar energy solutions decreases or does not grow, demand for our energy storage systems will decrease, which would have an adverse impact on our ability to increase our revenue and grow our business.
Risks Related to Electriq’s Business
The majority of our revenues in the years ended December 31, 2021 and 2022 and for the nine months ended September 30, 2023 were derived from a small number of customers, and one of our customers accounted for greater than 87 percent of our revenue in the year ended December 31, 2022. We expect that the majority of our revenue for the remainder of fiscal year 2023 will be derived as a result of a single relationship with a major U.S. clean-energy company in the sustainable community networks program. The loss of, or events affecting, one of our major customers or this relationship with the major U.S. clean-energy company could reduce our sales and have an adverse effect on our business, financial condition and results of operations.
We have been dependent on a relatively small number of customers for our sales, and a small number of customers have historically accounted for a material portion of our revenue. The loss of any one of our major customers, their inability to perform under their contracts or their default in payment could have a material adverse effect on our revenue and profits. For the near future, we may continue to derive a significant portion of our net sales from a small number of customers. The White-Label Provider accounted for greater than 87% of our revenue for the year ended December 31, 2022. On December 12, 2022, the White-Label Provider provided notice of its intent to terminate its contract with us, claiming that we had breached our agreement with the White-Label Provider. On May 19, 2023, we entered into a settlement agreement with the White-Label Provider, which provided for a mutual release. As part of the settlement agreement, we received all home storage systems and additional component parts of the White-Label Provider’s inventory, as the White-Label Provider has elected to exit the home storage market. In light of the settlement, we have not generated, and do not expect to generate, any future revenue in 2023 or thereafter from the contract with the White-Label Provider. However, in light of our efforts to diversify our customer base and our planned expansion into programmatic agreements with sustainable community networks focused on deploying energy storage systems in geographic concentrations, we believe that the relative significance of this agreement to our business will have limited impact in future periods.
We anticipate that a majority of our revenue for the remainder of fiscal year 2023 and beyond will be derived as a result of a single relationship with EverBright, LLC, a subsidiary of a major U.S. clean-energy company in the sustainable community networks program. We are currently in the project qualification approval, installation completion and final inspection stages of implementation for residential customers in Santa Barbara, San Luis Obispo and Ventura Counties in California. The loss of this relationship or the clean-energy company’s failure to meet the terms of our contractual relationship with them would have a material adverse effect on our business, financial condition and results of operations.
Our revenue depends on gaining new customers and purchase commitments from customers.
In order to maintain and expand our business, we must continue to develop and obtain new customers, as well as purchase commitments from existing customers. However, it is difficult to predict whether and when we will receive such orders from new or existing customers due to the lengthy process associated with developing such customers and securing such orders and the cost of customer acquisition which may be affected by factors that we do not control, such as market and economic conditions, financing arrangements, commodity prices, environmental issues and government approvals. If we are unable to develop new revenue sources and if purchase commitments from existing customers decline, our business may suffer and we may not be able to achieve or sustain profitability.
Our business is concentrated in certain markets, putting us at risk of region-specific disruptions.
As of September 30, 2023, approximately 54% of our PowerPod 2 energy storage systems were located in California. In addition, we expect much of our near-term future growth to occur in this same market, further concentrating our customer base and operational infrastructure. Accordingly, our business and results of operations are particularly susceptible to adverse economic, regulatory, political, weather and other conditions in California and in other markets that may become similarly concentrated. Any of these conditions, even if they occur only in one such market, could have a material adverse effect on our business, financial condition and results of operations. In addition, almost all of our current energy storage systems are located in the U.S. and its territories, which makes us particularly susceptible to adverse changes in U.S. tax and environmental laws.
We conduct business in Puerto Rico and weakness in the fiscal health of the government and the Puerto Rico Electric Power Authority (“PREPA”), the damage caused by hurricanes, a series of earthquakes that affected the island in December 2019 and early 2020 and potential tax increases that may increase our cost of conducting business in Puerto Rico, create uncertainty that may adversely impact us.
Puerto Rico is expected to be a market for our business. However, Puerto Rico has suffered from significant economic difficulties in recent years. Puerto Rico enacted certain measures that could increase the cost of solar energy systems, which could affect demand for battery storage solutions there. In 2015, the Puerto Rico government increased the sales and use tax from 7% to 11.5%. Additionally, in October 2015, Puerto Rico enacted a 4% sales tax to previously exempt business-to-business transactions. Should the current exemption expire or additional taxes be imposed, the tax increase may impose greater costs on our future and current customers, which may hinder our future origination efforts and adversely impact our business, financial condition, results of operations and future growth. Future changes in Puerto Rico tax law could affect our tax position and adversely impact our business.
While we do not currently contract directly with the Puerto Rico government or PREPA, continued weakness in the Puerto Rico economy or the failure of the Puerto Rico government to manage its fiscal challenges in an orderly manner could result in policy decisions we do not anticipate and may directly or indirectly adversely impact our business, financial condition and results of operations. In addition, it is unclear whether the selection of private concessionaires for PREPA’s transmission and distribution system and legacy generation assets may have an impact on our business. Furthermore, the continued weakness of the Puerto Rico economy may adversely impact our business and financial results.
Significant inflation could adversely affect our business and financial results.
The high rate of inflation and resulting pressures on costs and pricing of business such as ours focused on the manufacture and sale of electronics products could adversely impact our business and financial results. While inflation has created some salary pressure with our employees who wish to mitigate the impact of inflation, we have not yet suffered inflationary pressures in procurement. Overall, we do not believe that recent inflationary pressures have materially impacted our operations. However, a rise in inflation could potentially adversely affect us by increasing our operating costs, including by increasing the costs of materials, freight and labor, which have already been under pressure due to supply chain constraints, the effects of the COVID-19 pandemic and the recent shortage of chips. To mitigate the potential effects of inflation, Electriq has taken steps to ensure the availability of materials and goods at existing prices. Further, in the U.S., the Federal Reserve has responded by increasing interest rates to combat inflation; however, such increases may result in a reduced demand for our products and/or an economic downturn. In a highly inflationary environment, or any recession or economic downturn that may result, we may be unable to adjust our business in a manner that adequately addresses these challenges, and these developments could materially adversely affect our business, results of operations and financial condition.
Our business has been affected and may in the future be affected by the COVID-19 pandemic and the steps taken by the government in China to address the pandemic.
In response to the COVID-19 pandemic, governmental authorities around the world have recommended or ordered the limitation or cessation of certain business or commercial activities. The pandemic resulted in quarantines, travel restrictions, and the temporary closure of stores and business facilities in China for the first half of 2020. Moreover, China’s policy of effecting closures to avoid infections could cause a supply chain bottle neck and raw material price increases, which could adversely impact our operations.
As a large portion of our battery supply chain derives from China, to the extent that the government in China institutes or recommends further closures, we may not be able to procure certain components of our systems from

China. As a result of the COVID-19 pandemic, our operations in China were temporarily disrupted due to the lockdown and gradually returned to normal operation beginning in the second quarter of 2020.
We plan on procuring enough inventory to suffice for three months of orders at all times, so that we can minimize our exposure to supply chain disruptions. By holding enough stock in our warehouses to supply orders for three months, our management believes that such supply would mitigate the impact of supply chain disruptions, should these occur. Furthermore, our products do not contain any special materials which would have an effect on the ability of our supplier to manufacture the product. Additionally, we have secured or are evaluating second sources for our main components both inside and outside of China as a way to diversify our supply chain, ensure production capabilities and lower costs and mitigate any potential supplier risks.
The effects of any new variants and subvariants of COVID-19 which may develop, including any actions taken by governments, could adversely affect our ability to meet scheduled system deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
We depend on a limited number of suppliers for key components and systems. This reliance on third parties increases the risk that necessary components of our systems may not be delivered according to our schedule and at prices, quality levels and volumes acceptable to us.
We depend on sole-source and limited-source suppliers for key components of our systems, such as our inverters and lithium iron phosphate batteries. Any of the sole-source and limited-source suppliers upon whom we rely could experience quality and reliability issues, stop producing our components, cease operations or be acquired by, or enter into exclusive arrangements with, our competitors. We generally do not have long-term supply agreements with our suppliers, and our purchase volumes may currently be too low for us to be considered a priority customer by most of our suppliers. As a result, most of these suppliers could stop selling to us at commercially reasonable prices, or at all. Although to date, we have not identified any trends, nor experienced any major disruptions or delays, related to manufacturing costs or the availability of components supplied to us by our suppliers, any significant unanticipated demand would require us to procure additional components in a short amount of time. Any such quality or reliability issue, or interruption, delay or unanticipated demand may force us to seek similar components or products from alternative sources, which may not be available on commercially reasonable terms, or at all. Although we believe supplies are generally available from other suppliers on commercial terms, in the event that we have any quality, delivery or other problems with our existing suppliers or in the event that we are not otherwise able to purchase component from our current suppliers, it may be more difficult for us to find alternative suppliers, particularly those with whom we do not have an existing supply relationship. The failure to find alternate suppliers could materially affect our ability to procure key components and systems. Further, because suppliers may have a limited operating history and limited financial resources, we may not be able obtain an adequate remedy in the event that the suppliers are unable to meet their contractual obligations to us. Switching suppliers could also expose us to risk that components would not be delivered at quality levels and volumes acceptable to us and may require that we redesign our systems to accommodate new components, and may potentially require us to re-certify our systems, which would be costly and time-consuming. Any interruption in the quality or supply of sole-source or limited-source components for our systems would adversely affect our ability to meet scheduled system deliveries to our customers and could result in lost revenue or higher expenses and would harm our business.
Risks related to disruption in the supply chain of components to our system could in the future adversely impact our ability to produce and deliver products.
We must manage our supply chain for key components for our system. Supply chain fragmentation and local protectionism within China further complicate supply chain disruption risks. In addition, profitability and volume were negatively impacted by limitations inherent within the supply chain, including competition for key components, shipping delays and governmental actions, including facility and port shutdowns. While we have experienced such events, we are unable to quantify the impact of any of these factors on our business. Any of these occurrences or reoccurrences could cause significant disruptions to our supply chain, assembly capability and distribution system that could adversely impact our ability to produce and deliver products.

We may experience delays or other complications in the design, launch and production ramp of our energy storage systems which could harm our brand, business, prospects, financial condition and operating results.
Our system design and development are complex and require technological expertise. We may encounter unanticipated challenges, such as supply chain or logistics constraints or delays by suppliers in manufacturing our components, that could lead to delays in producing and ramping our energy storage systems. There is no assurance that our suppliers will ultimately be able to meet our cost, quality and volume needs, or do so at the times needed. Any significant delay or other complication in the production of components by our suppliers or in the assembly of our systems or the development, assembly and production ramp of our future products, including complications associated with expanding our component acquisition and assembly capacity and supply chain or obtaining or maintaining regulatory approvals and/or COVID-19 pandemic impacts, could materially damage our brand, business, prospects, financial condition and operating results.
Any change in our processes could cause one or more assembly errors, requiring a temporary suspension or delay in our assembly process until the errors can be researched, identified and properly addressed and rectified. This may occur particularly as we introduce new products, modify our engineering and assembly techniques and/or expand our capacity. If we are unable to accurately match the timing and quantities of component purchases to our actual needs or successfully implement inventory management and other systems to accommodate the increased complexity in our supply chain, we may incur production disruption, storage, transportation and write-off costs. In addition, our failure to maintain appropriate quality assurance processes could result in increased system failures, loss of customers, increased warranty reserve or increased assembly and logistics costs and delays. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
A disruption could also occur in one of our suppliers’ facilities due to any number of reasons, such as equipment failure, contaminated materials, COVID-19 pandemic impacts or process deviations, which could adversely impact manufacturing yields or delay product shipments. As a result, we could incur additional costs that would adversely affect our gross profit, and system shipments to our customers could be delayed beyond the schedules requested, which would negatively affect our revenue, competitive position and reputation.
Additionally, assembly yields depend on a number of factors, including the stability of the system design and the quality and consistency of component parts. Capacity constraints, raw materials shortages, logistics issues, labor shortages and changes in customer requirements, assembly facilities or processes have historically caused, and may in the future cause, reduced assembly yields, negatively impacting the gross profit on, and our production capacity for, those products. Moreover, an increase in the rejection and rework rate of products during the quality control process before, during or after assembly would result in our experiencing decreased production capacity and lower gross profit. Furthermore, counterfeit parts in our supply chain have been and continue to be a concern, since any counterfeit part can be a lower quality product, which may affect our system reliability.
Component shortages have required us and may continue to require us to incur expedited shipping costs to meet delivery schedules, which impacts our revenue and gross profit.
If our energy storage systems fail to perform as expected, fail to work seamlessly with solar PV systems or fail to meet our customers’ expectations or needs, our reputation could be harmed and our ability to develop, market and sell our products and services could be harmed.
If our energy storage systems were to contain defects in design and assembly that cause them not to perform as expected or that require repair or take longer than expected to become enabled or are legally restricted, our ability to market and sell our products and services could be harmed. While we intend to perform internal testing on the systems we assemble, as a start-up company, we currently have no reliable frame of reference by which to evaluate detailed long-term quality, reliability, durability and performance characteristics of our battery packs, inverters and energy storage systems. There can be no assurance that we will be able to detect and fix any defects in our systems prior to their sale to or installation for consumers. Any product defects, delays or legal restrictions on system features, or other failure of our systems to perform as expected, could harm our reputation and result in delivery delays, system recalls, system liability claims and significant warranty and other expenses and could have a material adverse impact on our business, financial condition, operating results and prospects.

While we believe that lithium iron phosphate batteries are safer than alternatives as they do not, in general, ignite or explode, there are risks associated with lithium iron phosphate batteries. On extremely rare occasions, if the structural integrity of the battery is compromised, or if the battery is damaged, fire or explosion can result. That type of adverse event could subject us to lawsuits, product recalls or redesign efforts, any of which would be time consuming and expensive. Also, negative public perceptions regarding the suitability of lithium iron phosphate batteries for energy applications or any future incident involving lithium iron phosphate batteries, such as a plant, vehicle or other fire, even if such incident does not involve hardware provided by us, could adversely affect our business and reputation.
Our energy storage systems may also generate less value for users than expected. These risks include a failure or wearing out of hardware; an inability to find suitable replacement equipment or parts; less than expected supply of electricity; and faster than expected diminishment of such electricity supply. Any extended interruption or failure of our systems for any reason to generate the expected amount of cost savings could adversely affect our business, financial condition and results of operations. In addition, there has been in the past, and may be in the future, an adverse impact on our customers’ willingness to continue to procure additional hardware and software-enabled services from us if any of our customer’s projects incur operational issues that indicate expected future energy cost reductions from the system are less than the system’s cost. Any such outcome could adversely affect our operating results or ability to continue to grow our sales volume or to increase sales to existing customers or new customers.
Our energy storage systems are designed to provide users with an integrated, easy-to-use experience. To accomplish this, we have developed proprietary software that is designed to work seamlessly with solar, the grid and home energy management systems. This software, which is accessible through desktop, tablet and mobile apps, enables active monitoring of energy utilization and dynamic response to grid pricing to permit users to avoid high retail electricity pricing associated with time of use rates. The app provides the user with multiple modes of operation. Our software also includes open Automated Demand Response, which allows the energy storage systems to participate in energy markets and to secure the revenue from such market participation. However, if our software fails to work seamlessly with our energy storage systems, does not provide the ease of use that we intend or does not allow homeowners to secure revenue from participation in energy markets, our sales, operations and financial results could be adversely affected.
If we fail to manage our growth effectively, we may not be able to develop, market and sell our hardware and software-enabled services successfully.
We have recently experienced rapid growth and expansion of our operations, and we intend to expand our operations significantly. This growth has placed, and any future growth may place, a significant strain on our management and on our operational and financial infrastructure. In particular, we will be required to expand, train and manage our growing employee based and scale and otherwise improve our IT infrastructure in tandem with that headcount growth. Our management will also be required to maintain and expand our relationships with customers, suppliers, channel partners and other third parties and attract new customers and suppliers, as well as manage multiple geographic locations. Our current and planned operations, personnel, IT and other systems and procedures might be inadequate to support our future growth and may require us to make additional unanticipated investment in our infrastructure. Due to our limited financial resources and our limited experience in managing a larger public company, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. Our planned growth and any potential increase in the number of our strategic relationships or physical expansion of our operations may lead to significant costs and may and place additional strain on our managerial, operational and financial resources and systems. Our success and ability to further scale our business will depend, in part, on our ability to manage these changes in a cost-effective and efficient manner. This may be particularly complicated by factors such as:
•our limited operating history at current scale;
•our historical and anticipated near-term lack of profitability;
•prices for electricity in particular markets;
•competition from alternate sources of energy;

•the size of our expansion plans in comparison to our existing capital base and the scope and history of operations; and
•the availability and amount of incentives, credits, subsidies or other programs to promote installation of energy storage systems.
Several of these factors are largely outside our control. Any failure to manage our growth effectively could delay the execution of our development and strategic objectives, disrupt our operations and materially and adversely affect our business, financial condition and operating results.
Our growth depends in part on the success of our relationships with third parties.
We rely on third parties to install our energy storage systems. We currently work with a limited number of such third parties, which has impacted and may continue to impact our ability to facilitate installations as planned. The timeliness, thoroughness and quality of the installation-related services performed by third parties may not meet our expectations or standards and in the future may not meet our expectations and standards and it may be difficult to find third parties that meet our standards at a competitive cost.
In addition, a key component of our growth strategy is to develop or expand our relationships with third parties while retaining existing partners. For example, we are investing resources in establishing strategic partnerships, including with large renewable project developers, to generate new customers. Negotiating relationships with our partners, investing in due diligence efforts with potential partners, training such third parties and monitoring them for compliance with our standards require significant time and resources and may present risks and challenges. These programs may not roll out as quickly as planned or produce the results we anticipated. If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to grow our business and address our market opportunity could be impaired. Even if we are able to establish and maintain these relationships, we may not be able to execute on our goal of leveraging these relationships to meaningfully expand our business, brand recognition and customer base. Failure to do so would limit our growth potential and our opportunities to generate significant additional revenue or cash flows.
In addition, we offer technical support services with our hardware and software-enabled services. Homeowners depend on these technical support services to resolve any technical issues relating to our hardware and software-enabled services. We also may be unable to modify the format of our support services to compete with changes in support services provided by competitors. It is difficult to predict demand for technical support services and, if demand increases significantly, we may be unable to provide satisfactory support services to our customers. Any failure to meet such guarantees or to maintain high-quality and highly-responsive technical support, or a market perception that we do not maintain high-quality and highly-responsive support, could adversely affect our reputation, our ability to sell our products to existing and prospective customers, and our business, financial condition, and results of operations.
We rely primarily on providers of solar financing, installers and distributors, as well as on partners in our sustainable community networks program, to assist in selling our systems to homeowners, and our objective is to develop partnerships with municipalities, community choice aggregators and sustainable solutions developers. If we fail to develop those partnerships, or if these third parties fail to perform at the expected level, or at all, our business and financial results would suffer.
We sell our energy storage systems primarily through direct sales to solar equipment installers and developers of third-party solar finance offerings as well as through distributors. We also rely on municipalities with which we partner in our sustainable community networks program to assist in the sales of our energy storage systems. Our business plan involves developing partnerships with municipalities (such as through our sustainable community networks program), community choice aggregators and sustainable solutions developers. Through these partnerships, we can market our energy storage systems to dense geographic groups of homeowners, which facilitates our ability to develop Virtual Power Plants. Developing partnerships with municipalities, community choice aggregators and sustainable solutions developers is a large part of our long-term strategic plan. If we fail to develop those partnerships, our business and financial results would suffer. We generally do not have exclusive arrangements with these third parties. As a result, many of our customers also may use or market and sell products from our competitors, which may reduce our sales. Our partners may generally terminate their relationships with us at any time, or with short notice. Our partners and distributors may fail to devote resources necessary to sell our products at the prices, in the volumes and within the time frames that we expect, or may focus their marketing and sales efforts on products of our competitors. Participants in the solar industry are becoming increasingly focused on vertical integration of the solar financing and installation process, which may lead to an overall reduction in the number of potential parties who may purchase and install our energy storage systems.
In addition, while we provide our distributors and installers with training and other programs, including accreditations and certifications, these programs may not be effective or utilized consistently. Moreover, new partners may require extensive training and may take significant time and resources to achieve productivity. Our partners may subject us to lawsuits, potential liability and reputational harm if, for example, any of our partners misrepresent the functionality of our platform or systems to homeowners, fail to perform services to the homeowners’ expectations or violate laws or our policies. In addition, our partners may utilize our platform to develop products and services that could potentially compete with systems and services that we offer currently or in the future.
Concerns over competitive matters or intellectual property ownership could constrain the growth and development of these partnerships or result in the termination of one or more partnerships. If we fail to effectively manage and grow our network of partners, or properly monitor the quality and efficacy of their service delivery, our ability to sell our systems and efficiently provide our services may be impacted, and our operating results may be harmed.
Our future performance depends on our ability to effectively manage our relationships with our existing partners, as well as to attract additional partners that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. Termination of agreements with current partners, failure by partners to perform as expected or failure by us to cultivate new partner relationships could hinder our ability to expand our operations and harm our revenue and operating results.
Our hardware and software-enabled services involve a lengthy sales cycle, and if we fail to close sales on a regular and timely basis it could adversely affect our business, financial condition and results of operations.
Our sales cycle is typically nine (9) to eighteen (18) months for our hardware and software-enabled services, but can vary considerably. Because we expect that a large portion of our sales will be through our sustainable community networks program and other distributors and intermediaries, we must first reach agreements with those entities. In the case of our sustainable community networks program, we must also reach agreements with project finance firms. In addition, in order to reach an agreement with an individual homeowner regarding sale or installation of an energy storage system, we must typically provide a significant level of education to that homeowner regarding the use and benefits of that system, including our hardware and software-enabled services. This lengthy sales and installation cycle is subject to a number of significant risks over which we have little or no control. Because of both the long sales and installation cycles, we may expend significant resources without having certainty of reaching an agreement with a potential partner generating a sale.
These lengthy sales and installation cycles increase the risk that homeowners may fail to satisfy their payment obligations, cancel orders before the completion of the transaction or delay the planned date for installation. Cancellation rates may be impacted by factors outside of our control, including an inability to install an energy storage system at the chosen location because of permitting or other regulatory issues, unanticipated changes in the cost or availability of alternative sources of electricity available to the homeowner or other reasons unique to each homeowner. Our operating expenses are based on anticipated partnerships and the resulting sales and installation levels, and many of our expenses are fixed. If we are unsuccessful in establishing partnerships closing sales or installation agreements and Power Purchase Agreements after expending significant resources or if we experience delays or cancellations, our business, financial condition and results of operations could be adversely affected.

As part of our sustainable community networks program, homeowners enter into long-term PPAs. We receive revenue from PPAs during the term of the agreement. If homeowners default on their PPAs, our business and financial results could be adversely affected.
Homeowners who participate in our sustainable community networks program through a participating municipality acquire our energy management system with no upfront cost to them. Instead, funding for installations as part of a sustainable community networks program is obtained through project finance companies that can utilize certain incentives and tax credits to achieve their desired risk-adjusted returns.
In exchange for agreeing to install energy storage systems in their residence, homeowners who participate in a sustainable community networks program will enter into long-term PPAs with us. A PPA establishes a price for that homeowner’s electricity that is designed to be below the existing electricity rate from the grid provider and that is designed to increase annually at a fixed rate, not a variable rate.
We act as the developer for sustainable community networks projects, and we retain the rights to use energy storage systems within the project for demand response at the grid provider’s request. We also receive recurring revenue from the associated PPA with each homeowner. However, if homeowners default on their PPAs, we might not receive that recurring revenue. In addition, if homeowners reduce their electricity usage below anticipated levels, we would not receive the same amount of revenue in connection with that sustainable community networks project as we had anticipated. In either case, our business and financial results could be adversely affected.
A significant portion of our purchased components are sourced in a small number of foreign countries, exposing us to additional risks that might not exist if our suppliers were more geographically diversified or were located in the United States. The interruption of the flow of components and materials from international vendors could disrupt our supply chain, including as a result of the imposition of additional duties, tariffs and other charges on imports and exports.
We purchase our components and materials outside of the United States through arrangements with various vendors, and we have could experience delays in obtaining these components and materials as a result of the recent COVID-19 pandemic or for other reasons. Political, social or economic instability in these regions, or in other regions where our products are made, could cause future disruptions in trade. Actions in various countries have created uncertainty with respect to tariff impacts on the costs of some of our components and materials. The degree of our exposure is dependent on (among other things) the type of components or materials, rates imposed and timing of the tariffs. Other events that could also cause disruptions to our supply chain include:
•the imposition of additional trade law provisions or regulations;
•the imposition of additional duties, tariffs and other charges on imports and exports;
•quotas imposed by bilateral trade agreements;
•foreign currency fluctuations;
•logistics and shipping constraints;
•natural disasters;
•public health issues and epidemic diseases, their effects (including any disruptions they may cause) or the perception of their effects;
•theft;
•restrictions on the transfer of funds;
•the financial instability or bankruptcy of vendors; and
•significant labor disputes, such as dock strikes.

In particular, if the U.S. dollar were to depreciate significantly against the currencies in which we purchase components from foreign suppliers, our cost of goods sold could increase materially, which would adversely affect our results of operations. In addition, we are experiencing higher logistics costs due to the current challenging supply chain environment. We cannot predict whether the countries in which our components and materials are sourced, or may be sourced in the future, will be subject to new or additional trade restrictions imposed by the United States or other foreign governments, including the likelihood, type or effect of any such restrictions. Trade restrictions, including new or increased tariffs or quotas, border taxes, embargoes, safeguards and customs restrictions against certain components and materials, as well as labor strikes and work stoppages or boycotts, could increase the cost or reduce or delay the supply of components and materials available to us and adversely affect our business, financial condition or results of operations.
Because many of our key suppliers are located in China, we are exposed to particular risks relating to the possibility of product supply disruption and increased costs in the event of changes in the policies, laws, rules and regulations of the United States or Chinese governments, as well as political unrest or unstable economic conditions in China. For example, trade tensions between the United States and China have been escalating in recent years. Most notably, several rounds of U.S. tariffs have been placed on Chinese goods being exported to the United States. Each of these U.S. tariff impositions against Chinese exports was followed by a round of retaliatory Chinese tariffs on U.S. exports to China. The components of our energy storage systems that we purchase from China have been, and may in the future be, subject to these tariffs, which could increase our supply costs and could make our products, if successfully developed and approved, less competitive than those of our competitors whose inputs are not subject to these tariffs.
We primarily rely on Google Cloud Platform (“GCP”) to deliver our services to users on our back office platform, and any disruption of or interference with our use of GCP could adversely affect our business, financial condition and results of operations.
We currently host our back office platform and support our energy storage network operations on one or more datacenters provided by GCP, a third-party provider of cloud infrastructure services. We do not have control over the operations of the facilities of GCP that we use. GCP’s facilities are vulnerable to damage or interruption from natural disasters, cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. Our back office platform’s continuing and uninterrupted performance is critical to our success. We have experienced, and expect that in the future we will experience, interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. In addition, any changes in GCP’s service levels may adversely affect our ability to meet the requirements of users on our back office platform. Since our back office platform’s continuing and uninterrupted performance is critical to our success, sustained or repeated system failures would reduce the attractiveness of our hardware and software-enabled services to customers and homeowners. It may become increasingly difficult to maintain and improve our performance, as we expand and our energy storage network grows, increasing customer and homeowner reliance on the back office platform. Any negative publicity arising from any disruptions to GCP’s facilities, and as a result, our back office platform could adversely affect our reputation and brand and may adversely affect the usage of our hardware and software-enabled services. Any of the above circumstances or events may adversely affect our reputation and brand, reduce the availability or usage of our hardware and software-enabled services, lead to a significant short-term loss of revenue, increase our costs and impair our ability to attract new users, any of which could adversely affect our business, financial condition and results of operations. Our commercial agreement with GCP will remain in effect until terminated by GCP or us. GCP may terminate the agreement for convenience by providing us at least thirty (30) days’ advance notice. GCP may also terminate the agreement for cause upon a material breach of the agreement, subject to GCP providing prior written notice and a 30-day cure period, and may in some cases terminate the agreement immediately for cause upon written notice. In the event that our agreement with GCP is terminated, we may experience significant costs or downtime in connection with the transfer to a new cloud infrastructure service provider.

Severe weather events, including the effects of climate change, are inherently unpredictable and may have a material adverse effect on our financial results and financial condition.
Our business, including our customers and suppliers, may be exposed to severe weather events and natural disasters, such as tornadoes, tsunamis, tropical storms (including hurricanes), earthquakes, windstorms, hailstorms, severe thunderstorms, wildfires and other fires, which could cause operating results to vary significantly from one period to the next. We may incur losses in our business in excess of: (1) those experienced in prior years, (2) the average expected level used in pricing or (3) current insurance coverage limits. The incidence and severity of severe weather conditions and other natural disasters are inherently unpredictable. Climate change may affect the occurrence of certain natural events, such as an increase in the frequency or severity of wind and thunderstorm events, and tornado or hailstorm events due to increased convection in the atmosphere; more frequent wildfires and subsequent landslides in certain geographies; higher incidence of deluge flooding; and the potential for an increase in severity of the hurricane events due to higher sea surface temperatures. Additionally, climate change may adversely impact the demand, price and availability of insurance. Due to significant variability associated with future changing climate conditions, we are unable to predict the impact climate change will have on our business.
Risks Related to Electriq’s Products and Software-Enabled Services
Our systems and technology could have undetected defects, errors or bugs in hardware or software which could reduce market adoption, damage our reputation with current or prospective customers and/or expose us to product liability and other claims that could materially and adversely affect our business.
We may be subject to claims that our hardware and software-enabled services have malfunctioned, and persons were injured or purported to be injured. Any insurance that we carry may not be sufficient or it may not apply to all situations. Similarly, to the extent that such malfunctions are related to components obtained from third party vendors, such vendors may not assume responsibility for such malfunctions. In addition, our customers could be subjected to claims as a result of such incidents and may bring legal claims against us to attempt to hold us liable. Any of these events could adversely affect our brand, relationships with customers, operating results or financial condition.
Furthermore, our system and technology platform are complex and developed by employees with various components of hardware and software sourced from third parties. Our system and software could contain undetected defects or errors, and our installation and construction work may contain workmanship errors. We are continuing to evolve the features and functionality of our products and technology platform through updates and enhancements, and as we do, we may introduce additional defects or errors that may not be detected until after deployment to customers through our hardware. In addition, if our hardware and software-enabled services, including any updates or patches, are not implemented or used correctly or as intended, inadequate performance, data breaches and disruptions in service may result. Our risks in this area are particularly pronounced given that we have only recently begun to deliver energy storage systems.
Any defects or errors in system or services offerings, or the perception of such defects or errors, or other performance problems could result in any of the following, each of which could adversely affect our business, financial condition, and results of operations:
•expenditure of significant financial and system development resources, including recalls, in efforts to analyze, correct, eliminate or work around errors or defects;
•loss of existing or potential customers or partners;
•interruptions or delays in sales;
•delayed or lost revenue;
•delay or failure to attain market acceptance;
•delay in the development or release of new functionality or improvements;

•negative publicity and reputational harm;
•sales credits or refunds;
•security vulnerabilities, data breaches and exposure of confidential or proprietary information;
•diversion of development and customer service resources;
•breach of warranty claims;
•legal claims under applicable laws, rules and regulations; and
•the expense and risk of litigation.
Although we have contractual protections, such as warranty disclaimers and limitation of liability provisions, in many of our agreements with customers, resellers and other business partners, such protections may not be uniformly implemented in all contracts and, where implemented, may not fully or effectively protect from claims by customers, resellers, business partners or other third parties. Any insurance coverage or indemnification obligations of suppliers may not adequately cover all such claims or may cover only a portion of such claims. A successful product liability, system warranty or other similar claim could have an adverse effect on our business, liquidity, financial condition and operating results. In addition, even claims that ultimately are unsuccessful could result in expenditure of funds in litigation, divert management’s time and other resources and cause reputational harm. The occurrence of any of these events could have material adverse effect on our brand, business, prospects and operating results.
Our PowerPod 2 energy storage system is designed to be modular and easy to install. If installers find that installation is more difficult than they expected, our business could be harmed.
Our PowerPod 2 energy storage system, which stores energy from solar PV systems or from the electrical grid, is designed to be modular, with each component installed separately, so that a homeowner can adjust the size of their energy storage system to fit the size of their home and their individualized need. The PowerPod 2 energy storage system is also designed for easy installation of the modular components; the hardware can be installed by a single installer, and installers have access to a software application that guides them step by step through the installation process. However, if installers find that the installation process is more difficult or more time-consuming than they expected, our business could be harmed.
Compromises, interruptions or shutdowns of our systems, including those managed by third parties, whether intentional or inadvertent, could lead to delays in our business operations and, if significant or extreme, affect our results of operations.
From time to time, our systems require modifications and updates, including by adding new hardware, software and applications; maintaining, updating or replacing legacy programs; and integrating new service providers and adding enhanced or new functionality. Although we are actively selecting systems and vendors and implementing procedures to enable us to maintain the integrity of our systems when we modify them, there are inherent risks associated with modifying or replacing systems, and with new or changed relationships, including accurately capturing and maintaining data, realizing the expected benefit of the change and managing the potential disruption of the operation of the systems as the changes are implemented. Potential issues associated with implementation of these technology initiatives could reduce the efficiency of our operations in the short term. The efficient operation and successful growth of our business depends upon our information technology systems. The failure of our information technology systems and the third-party systems we rely on to perform as designed, or our failure to implement and operate them effectively, could disrupt our business or subject us to liability and thereby have a material adverse effect on our business, financial condition, operations and prospects.
Potential tariffs or a global trade war could increase the cost of our products.
The imposition of tariffs on goods from foreign countries could increase the cost of acquisition of our products. In 2019, the Trump Administration announced tariffs on goods imported from China in connection with China’s intellectual property practices. Our products depend on materials from China, namely inverters and batteries, which are the main components of our products. Currently and in the past, the tariff rate for our imports has generally been 10.9%. To date, the Biden Administration has made no significant changes to these Chinese tariffs. We cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and China, now or in the future. Tariffs, the adoption and expansion of trade restrictions, the occurrence of a trade war or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our supply chain and access to equipment, our costs and our product margins. Any such cost increases or decreases in availability could slow our growth and cause our financial results and operational metrics to suffer.
The manufacturing and packaging processes used by our battery suppliers depend on raw materials such as lithium, copper, aluminum, graphite, silicon and petroleum-based products. The prices for these materials fluctuate, and their available supply may be unstable, depending on market conditions and global demand for these materials, including as a result of increased production of energy storage systems by our competitors, and could adversely affect our business and operating results. For instance, we are exposed to multiple risks relating to the supply of inverters and lithium iron phosphate batteries. These risks include:
•an increase in the cost, or decrease in the available supply, of materials used;
•disruption in the supply of cells due to quality issues or recalls by manufacturers;
•tariffs on the products we source from foreign countries, including China, which make up a significant amount of the materials we require; and
•fluctuations in the value of foreign currencies against the U.S. dollar, to the extent that our purchases for components for our energy storage systems may be denominated in such foreign currencies.
Our business is dependent on the continued supply of inverters and lithium iron phosphate batteries used in our energy storage systems. Any disruption in the supply of inverters or batteries could disrupt production of our energy storage systems. Our contracts are currently denominated in U.S. dollars but might in the future be denominated in one or more foreign currencies. Substantial increases in the prices for our materials or prices charged to us would increase our operating costs, and could reduce our margins if we cannot recoup the increased costs through increased prices. Any attempts to increase prices in response to increased material costs could result in cancellations of orders for our energy storage systems and therefore materially and adversely affect our reputation, business, prospects and operating results.
In addition, from time to time, our suppliers may need to reject raw materials that do not meet our specifications, resulting in potential delays or declines in output. Furthermore, problems with raw materials may give rise to compatibility or performance issues in our products, which could lead to an increase in system warranty claims. Errors or defects may arise from raw materials supplied by third parties that are beyond our detection or control, which could lead to additional system warranty claims that may adversely affect our business and results of operations.
We may be unable to meet our energy storage system assembly plans and delivery plans, which could harm our business and prospects.
Our plans call for achieving and sustaining significant increases in energy storage systems assembly and deliveries. Our ability to achieve these plans will depend upon a number of factors, including our ability to utilize installed assembly capacity, achieve the planned assembly yield and further increase capacity as planned while maintaining our desired quality levels and optimize design and assembly changes, and our suppliers’ ability to support our needs. If we are unable to realize our plans, our brand, business, prospects, financial condition and operating results could be materially damaged.

Our customer relationships, business, financial results and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation and maintenance of our energy storage systems.
Our customer relationships, business, financial results and reputation may be adversely impacted due to events and incidents relating to storage, delivery, installation, operation and maintenance of our energy storage systems, including events and incidents outside of our control. We are subject to various risks as a result of the size, weight and sophisticated nature of our energy storage systems, including exposure to production, delivery, supply chain, inventory, installation and maintenance issues. Such issues may result in financial losses, including losses resulting from our failure to deliver or install our energy storage systems on a contractually agreed timeframe, or losses resulting from agreed warranty or indemnity terms. Furthermore, issues and incidents involving our customers or their facilities at which our energy storage systems are located, whether or not attributable to our energy storage systems, may have an adverse effect on our reputation and customer relationships. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
If our estimates of useful life for our energy storage systems and related hardware and software-enabled services are inaccurate or if our component suppliers do not meet service and performance warranties and guarantees, our business and financial results could be adversely affected.
We sell hardware and software-enabled services to our customers. Our software-enabled services are essential to the operation of these hardware products. Our pricing of services contracts is based upon the value we expect to deliver to homeowners, including considerations such as the useful life of the energy storage product and prevailing electricity prices. However, our lithium iron phosphate batteries could experience unexpected and premature loss of capacity. While we believe that lithium iron phosphate cells are less susceptible than alternatives to degradation of their useful life, overvoltage can affect a lithium iron phosphate battery’s useful life. The temperature of the surrounding environment can also affect a lithium iron phosphate’s durability and performance. We also provide warranties and guarantees covering the efficiency and performance of certain of our products and digital applications. We do not have a long history with a large number of field deployments, and our estimates of the useful lives of our products may prove to be incorrect. Failure to meet these performance warranties and guarantee levels may require us to refund our service contract payments to the customer. The need to take such actions could have a material adverse effect on our business, financial condition and results of operations. In addition, if the useful life of our products is less than expected, potential customers may decline to buy our product, which would harm our business.
The economic benefit to homeowners of our energy storage systems depends on the cost of electricity available from alternative sources, including local electric utility companies, which cost structure is subject to change. A material reduction in the retail price of electricity charged by electric utilities or other retail electricity providers or a change in utility pricing structures could harm our business, financial condition and results of operations.
The economic benefit of our energy storage systems to homeowners includes, among other things, the benefit of reducing such homeowner’s payments to the local electric utility company. The rates at which electricity is available from a homeowner’s local electric utility company are subject to change and any changes in such rates may affect the relative benefits of our energy storage systems. Further, the local electric utility may impose “departing load,” “standby” or other charges on our customers, the amounts of which are outside of our control and which may have a material impact on the economic benefit of our solar and energy storage systems to homeowners. Changes in the rates offered by local electric utilities and/or in the applicability or amounts of charges and other fees imposed by such utilities on homeowners acquiring our energy storage systems could adversely affect the demand for and energy storage systems.
Decreases in the retail price of electricity from electric utilities or from other retail electric providers, including other renewable energy sources such as larger-scale solar energy systems, could make our offerings less economically attractive. The price of electricity from utilities could decrease as a result of:
•the construction of a significant number of new power generation plants, whether generated by natural gas, nuclear power, coal or renewable energy;
•the construction of additional electric transmission and distribution lines;

•a reduction in the price of natural gas or other natural resources as a result of increased supply due to new drilling techniques or other technological developments, a relaxation of associated regulatory standards or broader economic or policy developments;
•less demand for electricity due to energy conservation technologies and public initiatives to reduce electricity consumption or to recessionary economic conditions; and
•development of competing energy technologies that provide less expensive energy.
Our systems are often installed in conjunction with solar energy systems, and the electricity generated by such solar energy systems is stored in our energy storage systems. A reduction in electric utilities’ rates or changes to peak hour pricing policies or rate design (such as the adoption of a fixed or flat rate) could make our energy storage systems less competitive with the price of electricity from the electrical grid. Moreover, if the cost of energy available from electric utilities or other providers were to decrease relative to solar energy generated from residential solar energy systems or if similar events impacting the economics of our offerings were to occur, we might have difficulty attracting new customers or existing customers might default or seek to terminate, cancel or otherwise avoid their agreements with us. For example, large utilities in California have started transitioning customers to time-of-use rates and also have adopted a shift in the peak period for time-of-use rates to later in the day. Unless grandfathered under a different rate, homeowners with solar energy systems are required to take service under time-of-use rates with the later peak period. Any changes to utility rates that would make solar energy systems less competitive could also make our offerings less competitive.
Improvements in the electrical grid that reduce the frequency or risk of service outages could reduce the demand for our energy storage systems.
One of the benefits of our energy storage systems is the ability for a homeowner to obtain electrical power when service through the electrical grid is unavailable, either as a result of a grid malfunction or service outage or after a natural disaster, such as a hurricane or an earthquake. Part of the demand for our product is based on the weaknesses of a strained electrical grid. Electrical utilities are constantly seeking to upgrade or harden the electrical grid, such as by strengthening or burying power distribution lines, in order to reduce service outages that result from malfunctions and to ensure the continued availability of electrical service through the grid in the event of adverse events. Improvements in the reliability of the electrical grid could reduce the demand for our energy storage systems, and thus could have a material adverse effect on our business, financial condition and results of operations.
The execution of our growth strategy is dependent upon the continued availability of third party financing arrangements for some of our projects, which is affected by general economic conditions and other factors. We expect to rely on project finance capital to fund the purchase and installation of our solar and energy storage systems in the sustainable community networks market, and that funding may be unavailable or expensive.
Our growth strategy depends on third party financing arrangements. We expect to rely on project finance capital to fund the purchase and installation of our solar and energy storage systems in the sustainable community networks market. Our failure to obtain funding commitments in an amount needed to fund projected volume, or failure to identify new capital providers or to renew existing providers on favorable economic terms, could have a material adverse impact on our business, results of operations, cash flows and financial condition.
Many homeowners depend on financing to fund the initial capital expenditure required to purchase our products and services. As a result, an increase in interest rates or a reduction in the supply of project debt or tax equity financing could reduce the number of customer projects that receive financing or otherwise make it difficult for our customers or homeowners to secure the financing necessary to construct a renewable energy system on favorable terms or at all, and thus lower demand for our products, which could limit our growth or reduce our net sales.
Global economic conditions, including conditions that may make it more difficult or expensive for us to access credit and liquidity, could materially and adversely affect our business and financial results. Credit markets are unpredictable and, if they become more challenging, we may be unable to obtain project financing for our systems, homeowners may be unable or unwilling to finance the cost of our systems, we may have difficulties in reaching agreements with financiers to finance the installation of our products or the parties that have historically provided this financing may cease to do so, or only do so on terms that are substantially less favorable for us or homeowners, any of which could materially and adversely affect our revenue and growth in our business.
The availability of financing depends on many factors, including market conditions, tax rates, the demand for and supply of solar projects and resulting risks of refinancing or disposing of such projects. It also depends in part on government incentives, such as tax incentives and tax credits that may be available to project finance companies. An increase in interest rates could lower an investor’s return on investment, make securing the financing necessary to install an energy storage system more difficult, increase equity requirements or make alternative investments more attractive relative to our products and services and, in each case, could cause homeowners to seek alternative investments. The lack of project financing, due to tighter credit markets or other reasons, could delay the installation of our systems, thus reducing our revenues from the sale of such systems, and that funding may be unavailable or expensive.
To date, we do not believe that increases in interest rates have had a material effect on our business, and we do not believe that we have experienced lower demand for our products due to the inability of customers to receive financing to purchase our products as a result of increased interest rates. However, rising interest rates may have a greater impact on our business and our operations in the future. In particular, our planned expansion into programmatic agreements with renewable project developers or homebuilders focused on deploying energy storage systems in geographic concentrations could be materially impacted by rising interest rates, because these projects are focused on installations at affordable price points and rising interest rates could reduce the affordability of installation of our products. Our planned expansion in sustainable community networks could also be harmed by rising interest rates, because those projects depend on partnership with renewable project finance companies, and those project finance companies may not be able to achieve their desired return in an environment of rising interest rates.
There can be no assurance that we will be able to continue to successfully access capital in a manner that supports the growth of our business. Certain sources of capital may not be available in the future and competition for any available funding may increase. If project finance companies do not continue to receive incentives and tax credits, they may not be able to achieve the desired risk-adjusted returns, and they may be unwilling to provide financing for our installations. We cannot be sure that we will be able to maintain necessary levels of funding without incurring high funding costs, unfavorable changes in the terms of funding instruments or the liquidation of certain assets. If we are unable to arrange new or alternative methods of financing on favorable terms, our business, liquidity, financial condition, results of operations and prospects could be materially and adversely affected.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflicts in Israel, and between Russia and Ukraine. Our business, financial condition and results of operations may be materially and adversely affected by any negative impact on the global economy and capital markets resulting from the conflicts in Israel, Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflicts in Israel, and between Russia and Ukraine. In early October 2023, Israel declared war on targets in Gaza in response to an orchestrated attack within its borders. In late February 2022, Russian military forces launched significant military action against Ukraine. Although the length and impact of the ongoing military conflicts is highly unpredictable, the conflicts in Israel and Ukraine have already led and could lead to further market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. While we have not experienced significant impacts from the military conflicts in Israel and Ukraine, our operations would be vulnerable to potential interruptions in the supply of key raw materials and certain components and materials outside of the United States, such as lithium, copper, aluminum, graphite, silicon and petroleum-based products and other components of our battery cells. Any interruption to battery cells supply could significantly impact our ability to deliver our energy storage systems. We are continuing to monitor the situation in Ukraine and globally and to assess its potential impact on our business.
In connection with Russia’s regional conflicts, various countries, including the United States, Canada, the United Kingdom, Germany and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and persons, and the freezing of Russian assets. The sanctions include a possible commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT,” the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to curtail business dealings with certain Russian businesses. Any disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this section. We cannot predict the progress or outcome of the situation in Ukraine, as the conflict and governmental reactions are rapidly developing and beyond their control. Prolonged unrest, intensified military activities, or more extensive sanctions impacting the region could have a material adverse effect on the global economy, and such effect could in turn have a material adverse effect on the operations, results of operations, financial condition, liquidity and business outlook or business.
Any of the above-mentioned factors could affect demand for our energy storage products or make it more difficult for us to obtain additional funds, which would affect our business, prospects, financial condition and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Quarterly Report.
Market conditions, economic uncertainty, an economic downturn or a recession could reduce demand for our products and materially harm our business.
Demand for our systems and services depends, to a significant degree, on general political, social and economic conditions in our markets. In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain. A recession, worsening economic and market conditions, downside shocks or a return to recessionary economic conditions could serve to reduce demand for our systems and services and adversely affect our operating results. In addition, an economic downturn could impact the valuation and collectability of certain long-term receivables held by us. We cannot predict the timing, strength or duration of any future economic slowdown or any subsequent recovery. As a result, if the conditions in the general economy and the markets in which we operate worsen from present levels or if an economic downturn or a recession in the United States or globally were to occur, our business, our operations and our efforts to achieve and maintain profitability could be adversely affected.
The growth and profitability of our business is dependent upon the continued decline in the cost of components for our energy storage system.
The growth and profitability of our business is dependent upon the continued decline in the cost of components for our energy storage system. Over the last decade the cost of components, such as lithium iron phosphate-based batteries, have declined significantly. This lower cost has been driven by advances in battery technology, maturation of the battery supply chain, the scale of battery production by the leading manufacturers and other factors. The growth of our systems sales and related software-enabled services is dependent upon the continued decrease in the price and efficiency of components from our component suppliers. If for any reason our component suppliers are unable to continue to reduce the price of their components, our business and financial condition will be negatively impacted.
Electriq may not realize the full amount of revenue estimated to be potentially generated over a 30-month period under a project financing agreement entered into with a major U.S. clean-energy company. That failure could adversely affect our business, operations and financial condition.
As part of its sustainable community networks program, Electriq has entered into a project financing agreement with a major U.S. clean-energy company. Electriq has estimated that it could potentially generate more than $300 million in revenue over a 30-month period from project financing related to that agreement. However, under the terms of that agreement, project financing will be provided only after the clean-energy company approves particular project proposals, and the clean-energy company may decline to approve projects in its sole discretion. If

Electriq does not propose projects with a sufficient value, or if the clean-energy company declines to approve projects Electriq proposes, there is a risk that we will not generate the full amount of revenue that we estimate to be potentially generated under that financing agreement. If that were to happen, our business, operations and financial condition could be adversely affected.
Risks Related to Regulations, Litigation and Tax Matters
Our system and services are subject to substantial regulations, which are evolving, and unfavorable changes or failure by us to comply with these regulations could substantially harm our business and operating results.
As a provider of energy storage systems, we are impacted by federal, state and local regulations and policies concerning electricity pricing, the interconnection of electricity generation and storage equipment with the electric grid, and the sale of electricity generated by third party owned systems. For example, existing or proposed regulations and policies would permit utilities to limit the amount of electricity generated by homeowners with their solar energy systems, adjust electricity rate designs such that the price of our systems may not be competitive with that of electricity from the grid, restrict us, our customers and homeowners qualifying for government incentives and benefits that apply to renewable energy and limit or eliminate net energy metering. If such regulations and policies remain in effect or are adopted in other jurisdictions, or if other regulations and policies that adversely impact the interconnection or use of our energy storage systems are introduced, they could deter homeowners from purchasing our energy storage systems, which could harm our business, prospects, financial condition and results of operations.
We have experienced and may continue to experience exposure to risks associated with construction, utility interconnection, cost overruns and delays, including those related to obtaining government permits and other contingencies that may arise in the course of completing installations.
Although we generally are not regulated as a utility, federal, state and local government statutes and regulations concerning electricity heavily influence the market for our systems and services. These statutes and regulations often relate to electricity pricing, net metering, incentives, taxation and the rules surrounding the interconnection of homeowner-owned electricity generation for specific technologies. In the United States, the federal government and state and local governments frequently modify these statutes and regulations and may change or eliminate incentives for solar PV or energy storage solutions or change established energy storage targets. Governments, often acting through state utility or public service commissions, change and adopt different requirements for utilities and rates for commercial customers on a regular basis. Changes, or in some cases a lack of change, in any of the laws, regulations, ordinances or other rules that apply to customer installations and new technology could make it more costly for our customers to install and operate our energy storage systems on particular sites, and in turn could negatively affect our ability to deliver cost savings to homeowners for the purchase of electricity.
The installation and operation of our energy storage systems at a particular site are also generally subject to oversight and regulation in accordance with national, state and local laws and ordinances relating to building codes, safety, environmental protection and related matters, and typically require obtaining and keeping in good standing various local and other governmental approvals and permits, including potentially environmental approvals and permits, that vary by jurisdiction. In some cases, these approvals and permits require periodic renewal. It is difficult and costly to track the requirements of every individual authority having jurisdiction over energy storage product installations, to design our energy storage systems to comply with these varying standards and for our customers to obtain all applicable approvals and permits. We cannot predict whether or when all permits required for a given customer’s project will be granted or whether the conditions associated with the permits will be achievable. The denial of a permit or utility connection essential to a project or the imposition of impractical conditions would impair our customer’s ability to develop the project and install our products. In addition, we cannot predict whether the permitting process will be lengthened due to complexities and appeals. Delay in the review and permitting process for a project can impair or delay our customers’ abilities to develop that project or increase the cost so substantially that the project is no longer attractive to our customers. Furthermore, unforeseen delays in the review and permitting process could delay the timing of the installation of our energy storage systems and could therefore adversely affect the timing of the recognition of revenue related to system acceptance by our customer, which could adversely affect our operating results in a particular period.

In addition, the successful installation of our energy storage systems is dependent upon the availability of and timely connection to the local electric grid. Our customers may be unable to obtain the required consent and authorization of local utilities to ensure successful interconnection to energy grids. Any delays in our customers’ ability to connect with utilities, delays in the performance of installation-related services or poor performance of installation-related services will have an adverse effect on our results and could impair our ability to achieve or maintain profitability.
The reduction, elimination or expiration of government incentives for solar energy systems, or regulations mandating the use of renewable energy or establishing targets for the use of renewable energy, could reduce demand for energy storage systems and harm our business.
Federal, state, local and foreign government bodies provide incentives to owners, end users, distributors, system integrators and manufacturers of renewable energy products to promote renewable electricity in the form of rebates, tax credits and other financial incentives. These incentives can encourage the installation and use of solar PV systems. Because our energy systems are primarily installed in conjunction with solar PV systems, incentives that apply to the installation and use of solar PV systems can have a positive impact on the sale and implementation of our energy storage systems.
The market for on-grid applications, where solar power is used to supplement a homeowner’s electricity purchased from the utility network or sold to a utility under tariff, depends in part on the availability and size of government mandates and economic incentives because, at present, the cost of solar power generally exceeds retail electric rates in many locations and wholesale peak power rates in some locations, and we believe this tendency will continue in the near term. Incentives and mandates vary by geographic market. The range and duration of these incentives varies widely by jurisdiction. Various government bodies in most of the places where we do business have provided incentives in the form of feed-in tariffs, rebates, and tax credits and or other incentives and mandates, such as renewable portfolio standards and net metering, to end-users, distributors, system integrators, and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. National governments have encouraged the ongoing transition to renewable energy, setting ambitious climate targets and providing incentives for producers of renewable energy and the sale of renewable energy products. The recently enacted Inflation Reduction Act of 2022 establishes targets for the U.S. to reach net-zero emissions by no later than 2050 through a combination of investments in domestic production of solar panels and batteries, extensions and expansions of existing tax credits and provision of capital to innovative green technologies. These various forms of support for solar power are subject to change (as, for example, occurred in 2020 with California’s adoption of building standards requiring the installation of solar systems on new homes, and as are currently proposed by certain jurisdictions with respect to net energy metering programs), and are expected in the longer term to decline. Even changes that may be viewed as positive (such as extensions of U.S. tax credits related to solar power) can have negative effects if they result, for example, in delaying purchases that otherwise might have been made before expiration or scheduled reductions in such credits. Governmental decisions regarding the provision of economic incentives often depend on political and economic factors that we cannot predict and that are beyond our control. These subsidies and incentives may expire on a particular date, end when the allocated funding is exhausted or be reduced or terminated as renewable energy adoption rates increase or as a result of legal challenges, the adoption of new statutes or regulations, or the passage of time. These reductions or terminations may occur without warning. The reduction, modification or elimination of grid access, government mandates, or economic incentives in one or more of our customer markets would materially and adversely affect the growth of such markets or result in increased price competition, either of which could cause our revenue to decline and materially adversely affect our business and financial results.
Negative attitudes toward renewable energy projects from the U.S. government, other lawmakers and regulators, and activists could adversely affect our business, financial condition and results of operations.
Parties with an interest in other energy sources, including lawmakers, regulators, policymakers, environmental and advocacy organizations or other activists may invest significant time and money in efforts to delay, repeal or otherwise negatively influence regulations and programs that promote renewable energy. Many of these parties have substantially greater resources and influence than we have. Further, changes in U.S. federal, state or local political, social or economic conditions, including a lack of legislative focus on these programs and regulations, could result in their modification, delayed adoption or repeal. Any failure to adopt, delay in implementing, expiration, repeal or modification of these programs and regulations, or the adoption of any programs or regulations that encourage the use of other energy sources over renewable energy, could adversely affect our business, financial condition and results of operations.
The installation and operation of our energy storage systems are subject to environmental laws and regulations in various jurisdictions. We may incur obligations, liabilities, or costs under these laws and regulations, which could have an adverse impact on our business, financial condition, and results of operations.
We are subject to national, state and local laws and regulations regarding the protection of the environment, health and safety, as well as environmental laws in those foreign jurisdictions in which we operate or may operate in the future. Environmental laws and regulations can be complex and may change often, and adoption more stringent laws and regulations in the future could require us to incur substantial costs to come into compliance with these laws and regulations. These laws can also give rise to civil or criminal liability for administrative oversight costs, cleanup costs, property damage, bodily injury, fines penalties and other costs. Liability under these laws and regulations can be imposed on a joint and several basis and without regard to fault or the legality of the activities giving rise to the claim. Any of these obligations, liabilities or costs could have an adverse impact on our business, financial condition, and results of operations.
We are committed to compliance with applicable environmental laws and regulations, including health and safety standards, and we continually review the operation of our energy storage systems for health, safety and compliance. Our energy storage systems, like other battery technology-based products of which we are aware, produce small amounts of hazardous wastes and we seek to ensure that they are handled in accordance with applicable regulatory standards. Maintaining compliance with laws and regulations can be challenging given the changing patchwork of environmental laws and regulations that prevail at the U.S. federal, state, regional and local levels and in foreign countries in which we operate. Most existing environmental laws and regulations preceded the introduction of energy storage technology and were adopted to apply to technologies existing at the time, namely large, coal, oil or gas-fired power plants. Currently, there is generally little guidance from these agencies on how certain environmental laws and regulations may, or may not, be applied to our technology.
In many instances, our technology is moving faster than the development of applicable regulatory frameworks. In addition, future developments such as more aggressive enforcement policies or the discovery of presently unknown environmental conditions may require unforeseen expenditures. It is also possible that regulators could delay or prevent us from conducting our business in some way pending agreement on, and compliance with, shifting regulatory requirements. Such actions could delay the sale to and installation by customers of energy storage systems, require their modification or replacement, result in fines or trigger claims of performance warranties and defaults under customer contracts that could require us to refund hardware or service contract payments. Any of these developments could adversely affect our business, financial performance and reputation.
Existing policies and regulations impacting the electric power industry and changes to such policies and regulations may create technical, regulatory and economic barriers which could significantly reduce demand for our energy storage systems.
The market for electricity generation products is heavily influenced by U.S. federal, state, local and foreign government regulations and policies, as well as internal policies and regulations of electric utility providers utilities and organized electric markets with respect to fees, practices and rate design. These regulations and policies often affect electricity pricing and technical interconnection of homeowner-owned electricity generation. These regulations and policies are often modified and could continue to change, and this could result in a significant reduction in demand for our solar power and as a result for our energy storage systems. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electric grid or for having the capacity to use power from the electric grid for back-up purposes. These fees could change, increasing the cost to homeowners of using our energy storage systems and making them less economically attractive. The resulting reductions in demand for renewable energy such as solar energy systems and the consequent decrease in demand for energy storage systems could harm our business, prospects, financial condition and results of operations.

A significant recent development in renewable-energy pricing policies in the U.S. occurred on July 16, 2020, when the Federal Energy Regulatory Commission (“FERC”) issued a final rule amending regulations that implement the Public Utility Regulatory Policies Act (“PURPA”). Among other requirements, PURPA mandates that electric utilities buy the output of certain renewable generators below established capacity thresholds. PURPA also requires that such sales occur at a utility’s “avoided cost” rate. FERC’s PURPA reforms include modifications (1) to how regulators and electric utilities may establish avoided cost rates for new contracts; (2) that reduce from 20 MW to 5 MW the capacity threshold above which a renewable-energy qualifying facility is rebuttably presumed to have nondiscriminatory market access, thereby removing the requirement for utilities to purchase its output; (3) that require regulators to establish criteria for determining when an electric utility incurs a legally enforceable obligation to purchase from a PURPA facility; and (4) that reduce barriers for third parties to challenge PURPA eligibility. The net effect of these changes is uncertain, as FERC’s final rules do not become effective until 120 days after publication in the Federal Register, and some changes will not become fully effective until states and other jurisdictions implement the new authorities provided by FERC. In general, however, FERC’s PURPA reforms have the potential to reduce prices for the output from certain new renewable generation projects while also narrowing the scope of PURPA eligibility for new projects. These effects could reduce demand for PURPA-eligible energy storage systems and could harm our business, prospects, financial condition and results of operations.
Any changes to government, utility or electric market regulations or policies that favor electric utilities or other market participants could reduce the competitiveness of energy storage systems and cause a significant reduction in demand for our products and services and adversely impact our growth. Any such event could have a material adverse effect on our business, financial condition and results of operations.
Litigation, regulatory actions and compliance issues could subject us to significant fines, penalties, judgments, remediation costs, and negative publicity and have a material adverse effect on our business, financial condition and results of operations.
We may be involved in legal proceedings, administrative proceedings, and other litigation that may arise in the ordinary course of business. In addition, since our energy storage system is a new type of product in a nascent market, we may need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation. Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions or denial or revocation of permits could have a material adverse effect on our business, financial condition, and results of operations. In addition, handling compliance issues and the settlement of claims could adversely affect our financial condition and results of operations.
Changes in tax laws or regulations that are applied adversely to us or our customers could materially adversely affect our business, financial condition, results of operations and prospects.
Changes in corporate tax rates, tax incentives for renewable energy projects, the realization of net deferred tax assets relating to our U.S. operations, the taxation of foreign earnings and the deductibility of expenses under future tax reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges in the current or future taxable years and could increase our future U.S. tax expense, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Due to the potential for changes to tax laws and regulations or changes to the interpretation thereof (including regulations and interpretations pertaining to recent and proposed potential tax reforms in the United States), the ambiguity of tax laws and regulations, the subjectivity of factual interpretations and other factors, our estimates of effective tax rate and income tax assets and liabilities may be incorrect and our financial statements could be adversely affected, and the resulting impacts may vary substantially from period to period.
In particular, in the United States, there have been multiple significant changes recently proposed (including by the Biden administration and by members of Congress) to the taxation of business entities, including, among other things, an increase in the U.S. federal corporate income tax rate and various other changes to the U.S. tax law. These and other proposals are currently being discussed, but the likelihood of these changes being enacted or implemented is not yet clear. We are currently unable to predict whether such changes will occur and, if so, when they would be effective or the ultimate impact on us or our business. To the extent that such changes have a negative impact on us or our business, these changes may materially and adversely impact our business, financial condition and results of operations.
In addition, the amounts of taxes we pay are subject to current or future audits by taxing authorities in the United States and all other jurisdictions in which we operate. If audits result in additional payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities, and our financial statements could be adversely affected.
Regulators may limit the type of electricians qualified to install and service our energy storage systems in California or other states, which may result in workforce shortages, operational delays and increased costs.
On July 27, 2021, the California Contractors State License Board (“CSLB”) decided that, effective October 25, 2021, only electricians with a certain license (C-10) would be eligible to install battery storage systems in California (the “July 2021 CSLB Decision”).
On November 29, 2021, the CSLB voted to postpone initiating a formal rulemaking process to implement the July 2021 CSLB Decision. In June 2022, the CSLB issued a staff report indicating that the CSLB should consider amending the C-46 solar classification system to expressly permit C-46 solar contractors to install battery storage systems up to 80kWh when installed at the same time a solar PV energy system is installed. No final action has yet been taken on that staff proposal.
In California, there are a limited number of C-10 certified electricians in the state, which may result in workforce shortages, operational delays and increased costs if the CSLB Decision stands. Obtaining a C-10 license can be an extended process, and the timing and cost of having a large number of C-46 licensed electricians seek such additional qualification is unclear.
A significant portion of our customer base is in California, and as the state deals with growing wildfire risk and grid instability, an increasing number of our customers are choosing our energy solution. If we are unable to hire, develop and retain sufficient certified electricians, our growth of customers in California may be significantly constrained, which would negatively impact our operating results.
Failure by our vendors or our component suppliers to use ethical business practices and comply with applicable laws and regulations may adversely affect our business.
We do not control our vendors or suppliers or their business practices. Accordingly, we cannot guarantee that they follow ethical business practices, such as fair wage practices and compliance with environmental, safety and other local laws. A lack of demonstrated compliance could lead us to seek alternative manufacturers or suppliers, which could increase our costs and result in delayed delivery of our products, product shortages or other disruptions of our operations. Violation of labor or other laws by our manufacturers or suppliers or the divergence of a supplier’s labor or other practices from those generally accepted as ethical in the U.S. or other markets in which we do business could also attract negative publicity for us and harm our business.
Risks Related to Intellectual Property
If we are unable to obtain, maintain and enforce intellectual property protection for our technology or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to ours, and our ability to successfully commercialize our technology may be adversely affected.
Our business depends on internally developed technology, including hardware, software, databases, confidential information and know-how, the protection of which is crucial to the success of our business. We presently rely on a combination of trademark, trade-secret and copyright laws and confidentiality procedures and contractual provisions to protect our intellectual property rights in our internally developed technology. Effective patent, trademark, trade-secret, copyright and other intellectual protection is expensive to develop and maintain, both in terms of initial and ongoing registration requirements and the costs of enforcing and defending our rights, and we may, over time, increase our investment in such intellectual property protections. These measures, however, may not be sufficient to offer us meaningful protection. If we are unable to protect our intellectual property rights, our competitive position and our business could be harmed, as third parties may be able to commercialize and use technologies and software products that are substantially the same as ours without incurring the development and licensing costs that we have incurred. Any of our owned intellectual property rights, or the intellectual property rights for which we have been granted licenses, could be challenged, invalidated, circumvented, infringed or misappropriated, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, or our intellectual property rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide us with competitive advantages, which could result in costly redesign efforts, discontinuance of certain offerings, or other competitive harm.
Monitoring unauthorized use of our intellectual property is difficult and costly. From time to time, we seek to analyze our competitors’ services, and may in the future seek to enforce our rights against potential infringement. However, the steps we have taken, or may take in the future, to protect our intellectual property rights may not be adequate to prevent or sufficiently resolve infringement or misappropriation of our intellectual property. We may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully manage and protect our intellectual property rights, including newly developed intellectual property, could adversely affect our market position and business opportunities, including by harming to our ability to compete or reducing demand for our technology.
Uncertainty may result from changes to intellectual property legislation and from interpretations of intellectual property laws by applicable courts and agencies. Also, some of our services rely on technologies and software developed by or licensed from third parties, and we may not be able to maintain our relationships with such third parties or enter into similar relationships in the future on reasonable terms or at all. Accordingly, despite our efforts, we may be unable to obtain and maintain the intellectual property rights necessary to provide us with a competitive advantage. Our failure to obtain, maintain and enforce our intellectual property rights could therefore have a material adverse effect on our business, financial condition and results of operations.
We may need to assert intellectual property-related claims or defend ourselves against intellectual property infringement claims, which may be time-consuming and could cause us to incur substantial costs.
Others, including our competitors, may hold or obtain patents, copyrights, trademarks or other proprietary rights that could prevent, limit or interfere with our ability to make, use, develop, sell or market our products and services, which could make it more difficult for us to operate our business. From time to time, the holders of such intellectual property rights may assert their rights and urge us to take licenses and/or may bring suits alleging infringement or misappropriation of such rights. We may consider entering into licensing agreements with respect to such rights, although we may not do so and, even if we do, there can be no assurance that such licenses can be obtained on acceptable terms or that litigation will not occur, and such licenses could significantly increase our operating expenses. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to cease making, selling or incorporating certain components or intellectual property into the goods and services we offer, to pay substantial damages and/or license royalties, to redesign our products and services and/or to establish and maintain alternative branding for our products and services. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity, the loss or invalidation of our own intellectual property rights, and diversion of resources and management attention, any of which could have a material adverse effect on our business, prospects, operating results or financial condition.
As we face increasing competition and as a public company, the possibility of intellectual property rights claims against us grows. Such claims and litigation may involve patent holding companies or other adverse intellectual property rights holders who have no relevant product revenue, and therefore our own existing or pending intellectual property rights may provide little or no deterrence to these rights holders in bringing intellectual property rights claims against us. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods, and we cannot assure that we will not be accused of infringing or violating any third party intellectual property rights in the future. We may receive in the future notices that claim we or our partners, or clients using our solutions and services, have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps.
Any claim that we have violated intellectual property or other proprietary rights of third parties, whether or not such claim has merit, results in litigation, is settled, or is otherwise resolved or determined in our favor, could be time-consuming and costly to address and resolve and could divert the time and attention of management and technical personnel from our business. Furthermore, an adverse outcome of a dispute may result in an injunction or substantial monetary damages. Any settlement or adverse judgment resulting from such a claim could require us to enter into a licensing agreement to continue using the technology, content or other intellectual property that is the subject of the claim; restrict or prohibit our use of such technology, content or other intellectual property; require us to expend significant resources to redesign our technology or solutions; result in the loss or invalidation of our own intellectual property rights; or require us to indemnify third parties. The terms and conditions offered by a third party for any required or desired licensing agreement may be unfavorable and require significant royalty payments and other expenditures. If we are required to develop alternative non-infringing technology, such efforts require significant time and expense and there can be no assurance that we would be able to develop or license a suitable alternative. If we cannot develop or license technology for any allegedly infringing aspect of our business, we would be forced to limit our product or service offerings and may be unable to compete effectively. Any of these events could materially harm our business, financial condition and results of operations.
If our trademarks and trade names are not adequately protected or protectable, we may not be able to build name recognition in our markets of interest and our competitive position may be harmed.
The registered or unregistered trademarks or trade names that we own may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential members, partners and clients. In addition, third parties may receive registrations for, or have common law rights in, trademarks similar or identical to our trademarks. We cannot assure that we will be successful in challenging any third parties’ rights in such trademarks. As a result, our ability to build brand identity could be impeded and possibly lead to market confusion. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
We may not be able to enforce our intellectual property rights throughout the world.
We do not own any registrations or pending applications for intellectual property outside of the United States. We may not be able to pursue intellectual property protections in every location or be successful in securing protection in every location that we file applications. Filing, prosecuting, maintaining, defending and enforcing intellectual property rights on our products, services and technologies in all countries throughout the world could be prohibitively expensive. Competitors may use our technologies to develop their own products and services in jurisdictions where we have not obtained protection or where enforcement is not as strong as that in the United States. These products and services may compete with our solutions and services in those jurisdictions or be more easily exported to other jurisdictions. In addition, the absence, or inconsistent enforcement, of intellectual property rules and laws in some foreign countries may impair our ability to enforce our intellectual property rights to the same extent as the rules and laws of the United States.
In addition, the legal systems of some countries, particularly developing countries, do not favor the enforcement of certain intellectual property protection. This could make it difficult for us to stop the misappropriation or other violation of certain of our other intellectual property rights. Accordingly, we may choose not to seek protection in certain countries, and we will not have the benefit of protection in such countries. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our products, services, and other technologies and the enforcement of intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.

Our business depends on our ability to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems.
Our business is highly dependent on maintaining effective information systems as well as the integrity and of the data we use to serve our customers and operate our business. Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may impact our operations and hinder our ability to provide services, establish appropriate pricing for services, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. If any such failure of our data integrity were to result in the theft, corruption or other harm to the data of our customers, our ability to retain and attract partners or customers may be harmed.
Despite our implementation of reasonable security measures, our IT systems, like those of other companies, are vulnerable to damages from computer viruses, natural disasters, fire, power loss, telecommunications failures, personnel misconduct, human error, unauthorized access, physical or electronic security breaches, cyber-attacks (including malicious and destructive code, phishing attacks, ransomware and denial of service attacks) and other similar disruptions. Any such incidents could expose us to claims, litigation, regulatory or other governmental investigations, administrative fines and potential liability. Any system failure, accident, or security breach could result in disruptions to our operations. A material network breach in the security of our IT systems could include the theft of our trade secrets, customer information, human resources information or other confidential data, including but not limited to personally identifiable information.
Although past incidents have not had a material effect on our business operations or financial performance, to the extent that any disruption or security breach results in a loss or damage to our data, or an inappropriate disclosure of confidential, proprietary or customer information, it could cause significant damage to our reputation, affect our relationships with our customers and strategic partners, lead to claims against us from governments and private plaintiffs and adversely affect our business.
Many governments have enacted laws requiring companies to provide notice of cyber incidents involving certain types of data, including personal data. These laws may be subject to alterations and revisions, and if we fail to comply with our obligations under such laws in the jurisdictions in which we operate, we could be subject to regulatory action and lawsuits. We may be required to incur significant costs to protect against and remediate damage caused by these disruptions or security breaches in the future, including by investing in upgraded and expanded IT systems and security measures.
Cybersecurity attacks or security breaches could adversely affect our ability to operate, could result in personal information and our proprietary information being lost, stolen, made inaccessible, improperly disclosed or misappropriated and may cause us to be held liable or subject to regulatory penalties and sanctions and to litigation (including class action litigation), which could have a material adverse effect on our reputation and business.
We, and our suppliers and third party service providers on our behalf, collect, use and transmit a large volume of personal information, which pose a tempting target for malicious actors who may seek to carry out cyber-attacks against us or our suppliers or service providers. The secure transmission of client information over the internet is essential in maintaining the confidence of our customers. Substantial or ongoing data security breaches or cyber-attacks, whether instigated internally or externally on our system or other internet-based systems (including computer hackers, persons involved with organized crime, or foreign state or foreign state-supported actors), expose us to a significant risk of loss, theft, the rendering inaccessible, improper disclosure or misappropriation of this information and resulting regulatory actions, litigation (including class action litigation) and potential liability, damages and regulatory fines and penalties, and other related costs (including in connection with our investigation and remediation efforts), which could significantly affect our reputation and harm our business. Further, some of our third-party service providers, suppliers and other third parties may receive or store information, including client information provided by us.
Cybersecurity threat actors employ a wide variety of methods and techniques that are constantly evolving, increasingly sophisticated and difficult to detect and successfully defend against. The capabilities of malicious actors pose greater cybersecurity threats and could result in a cyber-attack or a compromise or breach of the technology that we use to protect client transaction data. We cannot guarantee that future cyberattacks, if successful, will not have a material adverse effect on our business, results of operations and financial condition.
We incur material expenses to protect against cyber-attacks and security breaches and their consequences, and we may need to increase our security-related expenditures to maintain or increase our systems’ security in the future. However, despite these efforts, our security measures may not prevent cyber-attacks or data security breaches from occurring, and we may ultimately fail to detect, or accurately assess the severity of, a cyber-attack or security breach or not respond quickly enough. In addition, to the extent we experience a cyber-attack or security breach, we may be unsuccessful in implementing remediation plans to address exposure and future harm. It is possible that computer circumvention capabilities, new discoveries or advances or other developments, which change frequently and often are not recognized until launched against a target, could result in a compromise or breach of client data, even if we take all reasonable precautions, including to the extent required by law. These risks are likely to increase as we expand our offerings, expand internationally, integrate our products and software services and store and process more data, including personal information and other sensitive data. Further, if any of our third-party service providers, suppliers or other third parties with whom we share client data fail to implement adequate data-security practices or fail to comply with our terms and policies or otherwise suffer a network or other security breach, our clients’ information may be improperly accessed, used or disclosed. We maintain a comprehensive portfolio of insurance policies to meet both our legal obligations and to cover perceived risks within our business, including those related to cybersecurity. We believe that our coverage and the deductibles under these policies are adequate for the risks that we face.
If a party (whether internal, external, an affiliate or unrelated third party) is able to circumvent our data security systems or those of the third parties with whom we share client information or engage in cyber-attacks, such cyber-attacks or data breaches could result in unauthorized access to our systems or to the systems of third-party vendors upon whom we rely. Such unauthorized access could result in other parties obtaining our proprietary information, the loss, theft or inaccessibility of, unauthorized access to, or improper use or disclosure of, our clients’ data and/or significant interruptions in our operations. Cyber-attacks and security breaches could also result in severe damage to our IT infrastructure, including damage that could impair our ability to offer our products and services. In addition, cyber-attacks or security breaches could result in negative publicity, damage our reputation, divert management’s time and attention, increase our expenditure on cybersecurity measures, expose us to risk of loss or litigation and possible liability, cause contract terminations and/or cause customers, potential customers, suppliers and potential suppliers to lose confidence in our security and choose to use the products and/or services of our competitors, any of which would have a material adverse effect on our business, brands, market share, results of operations and financial condition. Any compromise of our security could also result in a violation of applicable domestic and foreign security, privacy or data protection, consumer protection and other laws, regulatory or other governmental investigations, enforcement actions and legal and financial exposure, and potentially subject us to regulatory penalties and sanctions (and lead to further enhanced regulatory oversight).
We utilize open-source software, which may pose particular risks to our proprietary software and solutions.
We use open-source software in our solutions and will use open-source software in the future. Companies that incorporate open-source software into their solutions have, from time to time, faced claims challenging the ownership or use of open-source software and compliance with open-source license terms. Some licenses governing the use of open-source software contain requirements that we make available source code for modifications or derivative works we create based upon the open-source software, and that we license such modifications or derivative works under the terms of a particular open-source license or other license granting third parties certain rights of further use. By the terms of certain open-source licenses, if we combine our proprietary software with open-source software in certain manners, we could be required to release the source code of our proprietary software and to make our proprietary software available under open-source licenses to third parties at no cost or on other unfavorable terms. Although we monitor our use of open-source software, we may not be able to assure that all open-source software is reviewed prior to use in our solutions, that our developers have not incorporated open-source software into our solutions, or that they will not do so in the future. Additionally, the terms of many open-source licenses to which we are subject have not been interpreted by U.S. or foreign courts, which creates a risk that open-source software licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market or provide our solutions as currently marketed or provided. As a result of our current or future use of open-source software, we may face claims or litigation that incur significant legal costs, be required to release our proprietary source code, pay damages for breach of contract, re-engineer our solutions requiring significant cost or reallocation of research and development resources, discontinue making our solutions available in the event re-engineering cannot be accomplished on a timely basis, or take other remedial action. Further, in addition to risks related to license requirements, use of certain open-source software can lead to greater risks than use of third-party commercial software, as open-source licensors generally do not provide warranties or controls on the origin of software. Any of these risks could be difficult to eliminate or manage and could have a negative effect on our business, financial condition and results of operations.
If we cannot license rights to use technologies on reasonable terms, we may not be able to commercialize new solutions or services in the future.
In the future, we may identify additional third-party intellectual property we may need to license in order to engage in our business, including to develop or commercialize new products or services. However, such licenses may not be available on acceptable terms or at all. The licensing and acquisition of third-party intellectual property rights is a competitive area and could involve several companies pursuing licensing and acquisition strategies that are similar to ours for intellectual property rights that we consider advantageous or necessary for our business. In certain cases, those other companies may be more established and have a competitive advantage over us due to their size, capital resources and greater development or commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if such licenses are available, we may be required to pay the licensor substantial royalties based on sales of our products and services. Such royalties are a component of the cost of our products or services and may affect the margins on our products and services. In addition, such licenses may be non-exclusive, which could give our competitors access to the same intellectual property or technology licensed to us. If we are unable to enter into the necessary licenses on acceptable terms or at all, if any necessary licenses are subsequently terminated, if our licensors fail to abide by the terms of the licenses, if our licensors fail to prevent infringement by third parties, if the licensed intellectual property rights are found to be invalid or unenforceable or if the licensed intellectual property rights expire, our business, financial condition, results of operations and prospects could be materially adversely affected. Moreover, we could encounter delays and other obstacles in our attempt to develop alternatives. Defense of any lawsuit or failure to obtain any of these licenses on favorable terms could prevent us from commercializing solutions and services, which could harm our competitive position, business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.
Many of our employees, consultants and advisors are currently or were previously employed at other companies in our field, including our competitors or potential competitors. Although we try to ensure that our employees, consultants and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims, including possible litigation, that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.
While it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and we may be forced to bring claims against third parties or defend claims that they may bring against us to determine the ownership of what we regard as our intellectual property. Any of the foregoing could harm our competitive position, business, financial condition, results of operations and prospects.
Confidentiality agreements with employees and third parties may not prevent unauthorized disclosure of trade secrets and other proprietary information, and our inability to maintain the confidentiality of that information, due to unauthorized disclosure or use, or other event, could have a material adverse effect on our business.
In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce, and any other elements of our product discovery and development processes that involve proprietary know-how, information or technology that is not covered by patents. Trade secrets, however, may be difficult to protect. We seek to protect our proprietary processes, in part, by entering into confidentiality agreements with our employees, consultants, advisors, contractors and collaborators. Although we use reasonable efforts to protect our trade secrets, our employees, consultants, advisors, contractors and collaborators might intentionally or inadvertently disclose our trade secret information to competitors. In addition, competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, or misappropriation of our intellectual property by third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.
Risks Related to Electriq’s Personnel
We are heavily reliant on Frank Magnotti, our Chief Executive Officer and the departure or loss of Mr. Magnotti could disrupt our business.
We depend heavily on the continued efforts of Frank Magnotti, our Chief Executive Officer. Mr. Magnotti is essential to our strategic vision and day-to-day operations and would be difficult to replace. Mr. Magnotti possesses technical knowledge of our business, operations and strategy, and Mr. Magnotti has substantial experience and contacts that help us implement our goals, strategy and plan. If we lose his services or he decides to join a competitor or otherwise competes directly or indirectly with us, and if we are unable to timely hire and retain a qualified replacement, our business, operating results and financial condition could be materially harmed.
If we are unable to recruit and retain key management, technical and sales personnel, our business would be negatively affected.
For our business to be successful, we need to attract and retain highly qualified technical, management and sales personnel. Competition for highly skilled executives and employees in the technology industry is intense, and our competitors could target individuals in our organization that have desired skills and experience. To help attract, retain and motivate our executives and qualified employees, we use stock-based incentive awards. If the value of such stock awards does not appreciate as measured by the performance of the price of our common stock, or if our share-based compensation otherwise ceases to be viewed as a valuable benefit, our ability to attract, retain and motivate our executives and employees could be weakened, which could harm our business and results of operations. Also, if the value of our stock awards increases substantially, this could potentially create substantial personal wealth for our executives and employees and affect our ability to retain our personnel. In addition, any future restructuring plans may adversely impact our ability to attract and retain key employees.
Additionally, our ability to attract qualified personnel, including senior management and key technical personnel, is critical to the execution of our growth strategy. The challenges in identifying, hiring and retaining qualified personnel when needed with specific qualifications and on acceptable terms might impede our ability to continue to develop, commercialize and sell our products. To the extent the demand for skilled personnel exceeds supply, we could experience higher labor, recruiting and training costs in order to attract and retain such employees. We face intense competition for qualified personnel from other companies with significantly more resources available to them and thus may not be able to attract the level of personnel needed for our business to succeed. In addition, integrating new employees into our team could prove disruptive to our operations, require substantial resources and management attention, and ultimately prove unsuccessful. Our failure to attract and retain qualified senior management and other key technical personnel could limit or delay our strategic efforts, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risks Related to Operating as a Public Company
Failure to maintain adequate financial, information technology and management processes and controls could impair our ability to comply with the financial reporting and internal controls and could lead to errors in our financial reporting and adversely affect our business.
We may lose our emerging growth company status and become subject to the SEC’s internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for twelve (12) months, have filed at least one SEC annual report and the market value of our common equity held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. If we become subject to the SEC’s internal control reporting and attestation requirements, we might not be able to complete our evaluation, testing and any required remediation in a timely fashion. In addition, our current controls and any new controls that we develop may become inadequate because of poor design and changes in our business, including increased complexity resulting from any international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports.
We have identified a material weakness in our internal control over financial reporting and we may identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, which may result in material misstatements of our reported financial information or cause us to fail to meet our periodic reporting obligations or cause our business to be impaired.
In connection with the review of our condensed consolidated financial statements for the quarterly period ended September 30, 2023, we identified a material weakness in our internal control over financial reporting. The material weakness related to our accounting for the Business Combination transaction, including our assessments, calculations and accounting for derivative warrant liabilities.
We initiated and implemented several remediation measures including, but not limited to, hiring additional finance and accounting staff with the requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and to assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
We believe the measures described above should address the material weakness identified and strengthen our internal control over financial reporting. These measures are expected to result in future costs for us. While we continue the process to implement our plan to remediate the material weakness, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the period ended September 30, 2023, any of which could diminish investor confidence in us and cause a decline in our stock price.
Our management team has limited experience managing a public company.
Most of the members of our management team have limited to no experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage their new roles and responsibilities. Our transition to being a public company subjects us to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents require significant attention from our senior management and could divert their attention away from the day-to-day management of our business and revenue-generating activities, which could have a material adverse effect on our business, financial condition and results of operations.
In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations and may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We cannot predict or estimate the amount or timing of additional costs we may incur in order to respond to these requirements. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
We may incur increased costs as a result of operating as a public company, and our management may devote substantial time to compliance with its public company responsibilities and corporate governance practices.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (as amended, the “Sarbanes-Oxley Act”) and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and NYSE, and other applicable securities rules and regulations, which impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. The requirements of these rules and regulations will impact our legal, accounting and compliance expenses, make some activities more difficult, time-consuming or costly and place strain on our personnel, systems and resources. Ensuring that we will have adequate internal financial and accounting controls and procedures in place is a costly and time-consuming effort that needs to be re-evaluated frequently.
We do not expect that we will initially have an internal audit group, and we may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Implementing any appropriate changes to our internal controls may require specific compliance training for our directors, officers and employees, entail substantial costs, and take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal controls and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and could materially impair our ability to operate our business. Moreover, effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent fraud.
The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The potential for increased personal liability could also make it more difficult for us to attract and retain qualified members of its board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
Risks Related to our Securities
There can be no assurance that we will continue to comply with the continued listing standards of the NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our common stock is listed on NYSE under the symbol “ELIQ” and our Warrants are listed on NYSE American under the symbol “ELIQ WS.” If NYSE delists our securities from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for Electriq’s securities;
•reduced liquidity for Electriq’s securities;
•a determination that Electriq common stock is a “penny stock” which will require brokers trading in Electriq common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of Electriq common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies. Accordingly, securities of growth companies such as Electriq may be more volatile than other securities and may involve special risks.
Beginning in January 2022, there has been a precipitous drop in the market values of growth-oriented companies like Electriq. Over the course of the past year, inflationary pressures, increases in interest rates and other adverse economic and market forces have contributed to these drops in market value. As a result, our securities are subject to potential downward pressures and further volatility in the price of our securities may adversely impact our ability to secure our future financing.
Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business.
Future resales of our common stock may cause the market price of our common stock to decline significantly, even if our business is doing well.
In connection with the execution of the Merger Agreement, certain Legacy Electriq stockholders, John Michael Lawrie and certain other purchasers of TLG’s equity securities entered into the First Lock-up Agreements with Legacy Electriq and TLG in connection with the Business Combination. Pursuant to the First Lock-up Agreements, certain Legacy Electriq stockholders agreed, among other things, that the First Restricted Securities may not be transferred until the earlier to occur of (i) one year following Closing and (ii) the date after the Closing on which TLG completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of TLG stockholders having the right to exchange their equity holdings in TLG for cash, securities or other property. Notwithstanding the foregoing, if, after the closing of the Business Combination, (i) the volume weighted average price of Electriq common stock equals or exceeds $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period, 10% of the First Restricted Securities of those Legacy Electriq stockholders is released from the Lock-Up Period and (ii) the volume weighted average price of Electriq common stock equals or exceeds $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 consecutive trading day period, an additional 10% of the First Restricted Securities of each of those Legacy Electriq stockholders will be released from the First Lock-Up Period.
In connection with the Merger Agreement, certain Legacy Electriq stockholders and noteholders entered into the Second Lock-up Agreements with Legacy Electriq and TLG. Pursuant to the Second Lock-up Agreements, certain Legacy Electriq stockholders and noteholders agreed, among other things, that the Second Restricted

Securities received (a) in exchange for their shares of Legacy Electriq capital stock pursuant to the Private Capital Raise or (b) if such holders invests at the Closing but only to the extent that such holders receive such shares in connection with such investment may not be transferred until the earlier to occur of (i) nine (9) month anniversary of the Closing and (ii) the date after the Closing on which TLG completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of TLG stockholders having the right to exchange their equity holdings in TLG for cash, securities or other property; provided that 25% of the Second Restricted Securities shall be released from the Second Lock-up Period at the three (3) month anniversary of the Closing.
Pursuant to the Support Agreement, dated as of November 13, 2022, by and among TLG and the other parties thereto, Sponsor and the TLG directors agreed, among other things, that any shares of Electriq common stock issued upon conversion of shares of Class F common stock in the Business Combination held by Sponsor are subject to a similar restriction and Sponsor agreed that 1,000,000 shares of its Electriq common stock would be subject to an additional similar restriction for five years.
Following the expiration of the First Lock-Up Period and/or Second Lock-Up Period, sales of a substantial number of shares of Electriq common stock in the public market could occur. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of Electriq common stock. As restrictions on resale end and registration statements are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our share price or the market price of Electriq common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Electriq common stock price may be volatile or may decline regardless of our operating performance. You may lose some or all of your investment.
The trading price of Electriq common stock is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as those listed in “—Risks Related to Electriq’s Business” and “—Risks Related to Electriq’s Industry” and the following:
•our operating and financial performance and prospects;
•our quarterly or annual earnings or those of other companies in our industry compared to market expectations;
•conditions that impact demand for our products and/or services;
•future announcements concerning our business, our clients’ businesses or our competitors’ businesses;
•the public’s reaction to our press releases, other public announcements and filings with the SEC;
•the market’s reaction to our reduced disclosure and other requirements as a result of being an “emerging growth company” under the JOBS Act;
•the impact of the COVID-19 pandemic on our financial condition and the results of operations;
•the size of our public float;
•coverage by or changes in financial estimates by securities analysts or failure to meet their expectations;
•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•changes in laws or regulations which adversely affect our industry or us;

•privacy and data protection laws, privacy or data breaches, or the loss of data;
•changes in accounting standards, policies, guidance, interpretations or principles;
•changes in senior management or key personnel;
•issuances, exchanges or sales, or expected issuances, exchanges or sales of our capital stock;
•changes in our dividend policy;
•adverse resolution of new or pending litigation against us; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.
These broad market and industry factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A common stock is low. As a result, you may suffer a loss on your investment.
Following periods of market volatility, stockholders may institute securities class-action litigation. If we were involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.
We do not intend to pay dividends on our Class A common stock for the foreseeable future.
We currently intend to retain all available funds and any future earnings to fund the development and growth of Electriq’s business. As a result, we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future. Any decision to declare and pay dividends in the future will be made at the discretion of Electriq’s board of directors and will depend on, among other things, our business prospects, results of operations, financial condition, cash requirements and availability, certain restrictions related to our indebtedness, industry trends and other factors that Electriq’s board of directors may deem relevant. Any such decision will also be subject to compliance with contractual restrictions and covenants in the agreements governing our current and future indebtedness. In addition, we may incur additional indebtedness, the terms of which may further restrict or prevent us from paying dividends on our common stock. As a result, you may have to sell some or all of your Class A common stock after price appreciation in order to generate cash flow from your investment, which you may not be able to do. Our inability or decision not to pay dividends, particularly when others in our industry have elected to do so, could also adversely affect the market price of our Class A common stock.
If securities analysts do not publish research or reports about us, or if they issue unfavorable commentary about us or our industry or downgrade our Class A common stock, the price of our Class A common stock could decline.
The trading market for our Class A common stock will depend in part on the research and reports that third-party securities analysts publish about us and the industries in which we operate. We may be unable or slow to attract research coverage and if one or more analysts cease coverage of us, the price and trading volume of our securities would likely be negatively impacted. If any of the analysts that may cover us change their recommendation regarding our securities adversely, or provide more favorable relative recommendations about our competitors, the price of our securities would likely decline. If any analyst that may cover us ceases covering us or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our securities to decline. Moreover, if one or more of the analysts who cover us downgrades our Class A common stock, or if our reporting results do not meet their expectations, the market price of our Class A common stock could decline.

Electriq may be subject to securities class action litigation, which may harm its business and operating results.
Companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. Electriq may be the target of this type of litigation in the future. Securities litigation against Electriq could result in substantial costs and damages and divert Electriq management’s attention from other business concerns, which could seriously harm Electriq’s business, results of operations, financial condition and cash flows.
Electriq may also be called on to defend itself against lawsuits relating to its business operations. Some of these claims may seek significant damages amounts. Due to the inherent uncertainties of litigation, the ultimate outcome of any such proceedings cannot be accurately predicted. A future unfavorable outcome in a legal proceeding could have an adverse impact on Electriq’s business, financial condition and results of operations. In addition, current and future litigation, regardless of its merits, could result in substantial legal fees, settlements or judgment costs and a diversion of Electriq management’s attention and resources that are needed to successfully run Electriq’s business.
The Electriq preferred stock issued at Closing is subject to mandatory redemption after three years, in either cash or shares of our Class A common stock. As a result, the mandatory redemption of Electriq preferred stock may result in dilution to holders of our Class A common stock and/or may require Electriq to expend significant amounts of cash. The holders of Electriq preferred stock could receive more shares of Class A common stock if the market price of our Class A common stock declines and if the Electriq preferred stock is redeemed at the holder’s option for shares of Class A common stock, which could exacerbate the dilution to holders of our Class A common stock. Further, if holders choose to redeem our Electriq preferred stock for cash, we may not have sufficient cash to settle redemption of the Electriq preferred stock in cash.
Dividends on the Electriq preferred stock will be paid at a cumulative rate of 15% per annum, payable in kind in shares of Electriq preferred stock. As a result, each person who received one (1) share of Electriq preferred stock on its original issue date will hold, on the third anniversary of the original issue date and after payment of all dividends due on that share of Electriq preferred stock, 1.521 shares of Electriq preferred stock. Each share of Electriq preferred stock will be subject to mandatory redemption after three years, at the option of the holder, for either (i) cash equal to $10.00 per share (the “TLG Preferred Redemption Price”) or (ii) a number of shares of Electriq common stock equal to the quotient of the TLG Preferred Redemption Price divided by the fair market value of a share of Electriq common stock, subject to a maximum of 10 shares of Electriq common stock. The TLG Preferred Redemption Price will be paid on all outstanding shares of Electriq preferred stock that the holder elects to redeem for cash, including any outstanding shares received as dividends, as well as any shares relating to unpaid and accrued dividends.
If the trading price of a share of our Class A common stock declines below $10.00, the number of shares of our Class A common stock that could be issued on the mandatory redemption of the Electriq preferred stock would increase, and holders of our common stock might experience even greater dilution. We estimate that if, in the mandatory redemption, all the holders of Electriq preferred stock elect to receive our Class A common stock instead of cash, a maximum of 39,387,887 shares of Electriq common stock could be issued, after payment of all dividends due (assuming the fair market value of the Electriq common stock is at or below $1.00 per share). To the extent that the holders of the Electriq preferred stock elect to receive Electriq common stock in redemption of the Electriq preferred stock instead of cash, the price of the Electriq common stock may decrease due to the additional shares in the market. Even the mere perception of eventual sales of Electriq common stock that may be issued on the mandatory redemption of the Electriq preferred stock could lead to a decline in the trading price of the Electriq common stock.
Moreover, we could be required to make cash payments in respect of such shares of Electriq preferred stock upon the mandatory redemption. We estimate that if, in the mandatory redemption, all the holders of Electriq preferred stock elect to receive cash, a maximum of approximately $40.6 million will be required to fulfill those redemption requests. However, we may not have enough available cash on hand or be able to obtain any necessary financing at the time we are required to pay cash with respect to the redemption of such shares of Electriq preferred stock. Our ability to make such cash payments will depend on market conditions and our future performance, which is subject to economic, financial, competitive and other factors beyond our control. This potential cash payment obligation could lead to a decline in the trading price of the Electriq common stock and could damage our financial condition and business prospects at that time.
Our issuance of additional shares of Class A common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
From time to time in the future, we may also issue additional shares of our Class A common stock or securities convertible into Class A common stock pursuant to a variety of transactions, including acquisitions. The issuance by us of additional shares of our Class A common stock or securities convertible into our Class A common stock would dilute your ownership of us and the sale of a significant amount of such shares in the public market could adversely affect prevailing market prices of our Class A common stock.
In the future, we expect to obtain financing or to further increase our capital resources by issuing additional shares of our capital stock or offering debt or other equity securities, including senior or subordinated notes, debt securities convertible into equity or shares of preferred stock. Issuing additional shares of our capital stock, other equity securities, or securities convertible into equity may dilute the economic and voting rights of our existing stockholders, reduce the market price of our Class A common stock or both. Debt securities convertible into equity could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Additional preferred stock, if issued, could have a preference with respect to liquidating distributions or a preference with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing or nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their percentage ownership.
Our issuance of additional shares of common stock or convertible securities could make it difficult for another company to acquire us, may dilute your ownership of us and could adversely affect our stock price.
The shares of our Class A common stock reserved for future issuance under the 2023 Equity Incentive Plan and under the Legacy Electriq incentive award plan assumed in the Business Combination will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale by affiliates under Rule 144, as applicable. The number of shares to be reserved for future issuance (i) under the Equity Incentive Plan was equal to approximately 10% of the number of outstanding shares of Class A common stock on a fully diluted basis as of immediately following the Closing.
Future sales, or the perception of future sales, of our Class A common stock by us or our stockholders in the public market could cause the market price for our common stock to decline.
The sale of substantial amounts of shares of our Class A common stock in the public market, or the perception that such sales could occur, could harm the prevailing market price of shares of our common stock. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
All shares of Class A common stock that were issued as merger consideration in the Business Combination are freely tradable, subject to certain lock-ups, without registration under the Securities Act and without restriction by persons other than our “affiliates” (as defined under Rule 144 of the Securities Act, referred to herein as “Rule 144”), including our directors, executive officers and other affiliates. Upon the expiration or waiver of the lock-ups described above, shares held by certain of our stockholders will be eligible for resale, subject to, in the case of certain stockholders, volume, manner of sale and other limitations under Rule 144. In addition, pursuant to the amended and restated registration rights agreement, dated July 31, 2023 (the “Registration Rights Agreement”), certain stockholders have the right, subject to certain conditions, to require us to register the sale of their shares of our Class A common stock under the Securities Act. We will bear the cost of registering these securities. By exercising their registration rights and selling a large number of shares, these stockholders could cause the prevailing market price of our Class A common stock to decline.

We have also agreed to provide certain shelf registration rights to register the resale of shares of Class A common stock issuable upon, among other things, the Lawrie Notes Conversion, the Working Capital Loan Conversion, redemption of the shares of TLG preferred stock, the exercise of the Private Placement Warrants and the conversion of the shares of Class F common stock.
As restrictions on resale end or if these stockholders exercise their registration rights, the market price of shares of our Class A common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. These factors could also make it more difficult for us to raise additional funds through future offerings of our shares of Class A common stock or other securities.
The warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
The warrant agreement that governs the Electriq Warrants provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Additionally, this provision does not apply to claims under the Securities Act, over which the federal and state courts have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Exercise of our Warrants for Class A common stock would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.
Electriq has an aggregate of 16,333,333 Public Warrants and Private Placement Warrants, collectively, issued and outstanding, representing the right to purchase an equivalent amount of shares of our Class A common stock, which became exercisable 30 days after the completion of the Business Combination. The exercise price of these warrants is $6.57 per share. To the extent such warrants are exercised, additional shares of our Class A common stock will be issued, which will result in dilution to our stockholders and, once registered, increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A common stock. However, there is no guarantee that the warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

The Public Warrants may never be in the money, and they may expire worthless and the terms of the Warrants may be amended in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment.
The warrant agreement provides that the terms of the Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Electriq common stock purchasable upon exercise of a Public Warrant.
We are an “emerging growth company” and a “smaller reporting company” within the meaning of the Securities Act, and we intend to take advantage of certain exemptions from disclosure requirements available to emerging growth companies and/or smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance with that of other public companies.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in their periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a registration statement under the Securities Act declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparability of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of the shares of our Class A common stock held by non-affiliates exceeds $700 million as of the prior June 30, or (ii) our annual revenue exceeded $100 million during such completed fiscal year and the market value of the shares of our Class A common stock held by non-affiliates exceeds $250 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Anti-takeover provisions in our governing documents and under Delaware law could make an acquisition of us more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
The Charter, Electriq’s bylaws and Delaware law contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by Electriq’s board of directors. Among other things, the Charter and/or Electriq’s bylaws include the following provisions:
•limitations on convening special stockholder meetings, which could make it difficult for our stockholders to adopt desired governance changes;
•a forum selection clause, which means certain litigation against us can only be brought in Delaware;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without further action by our stockholders;
•provisions requiring bylaw amendments by stockholders to be approved by holders of at least two-thirds of the voting power of all the outstanding shares of Electriq voting stock entitled to vote generally in the election of directors; and
•advance notice procedures, which apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management. Any provision of the Charter, Electriq’s bylaws or Delaware law that has the effect of delaying, preventing or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock and could also affect the price that some investors are willing to pay for our common stock.
The Charter provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.
The Charter provides that, unless we consent in writing to the selection of an alternative forum, (a) the Court of Chancery (the “Chancery Court”) of the State of Delaware (or, in the event that the Chancery Court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for the resolution of any complaint asserting any internal corporate claims; and (b) the federal district courts of the United States of America shall be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Notwithstanding the foregoing, such forum selection provisions shall not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the United States have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.
Additionally, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. As noted above, the Charter and Electriq’s bylaws will provide that the federal district courts of the United States of America shall have jurisdiction over any action arising under the Securities Act. Accordingly, there is uncertainty as to whether a court would enforce such provision. In addition, investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the last fiscal quarter, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6.    Exhibits

Exhibit Number	Description of Exhibit

2.1†
Merger Agreement, dated as of November 13, 2022, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on November 14, 2022).

2.2
First Amendment to Merger Agreement, dated as of December 23, 2022, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on December 23, 2022).

2.3
Second Amendment to Merger Agreement, dated as of March 22, 2023, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on March 23, 2023).

2.4
Third Amendment to Merger Agreement, dated as of June 8, 2023, by and among TLG Acquisition One Corp., Eagle Merger Corp. and Electriq Power, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

3.1*	Second Amended and Restated Certificate of Incorporation of Electriq Power Holdings, Inc.

3.2
Form of Certificate of Designation of Series A Cumulative Redeemable Preferred Stock of Electriq Power Holdings, Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on July 10, 2023)

3.3
Amended and Restated Bylaws of Electriq Power Holdings, Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on July 10, 2023).

4.1
Warrant Agreement, dated January 27, 2021, by and between TLG Acquisition One Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on February 1, 2021).

4.2
Amendment No. 1 to Warrant Agreement, dated July 31, 2023, by and between TLG Acquisition One Corp. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated herein by reference to Exhibit 4.3 to the Current Report on 8-K filed by the Registrant on August 4, 2023).

10.1
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.33 to the Registrant’s Registration Statement on Amendment No. 4 to Form S-4 (File No. 333-333-268349) filed with the SEC on June 29, 2023).

10.2*	Amended and Restated Registration Rights Agreement, by and among TLG Acquisition One Corp. and certain security holders
10.3
Letter Agreement, dated June 28, 2023, by and between TLG Acquisition One Corp. and Meteora Capital, LLC (incorporated herein by reference to Exhibit 10.3 to the Current Report on 8-K filed by the Registrant on August 4, 2023).

10.4+
Electriq Power Holdings, Inc. 2023 Equity Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Amendment No. 5 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on July 10, 2023).

10.5
Sponsor Agreement, dated as of November 13, 2022, by and among TLG Acquisition One Corp., TLG Acquisition Founder LLC, Electriq Power, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on November 14, 2022).

10.6
First Amendment to Sponsor Agreement, dated as of June 8, 2023, by and among TLG Acquisition One Corp., TLG Acquisition Founder LLC, Electriq Power, Inc. and the other parties thereto (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

Exhibit Number	Description of Exhibit

10.7
First Lock-Up Agreement dated November 13, 2022, by and among TLG Acquisition One Corp., Electriq Power, Inc. and the undersigned Persons therein (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-39948) filed with the SEC on November 14, 2022).

10.8*	First Amendment to First Lock-Up Agreement, dated March 22, 2023, by and among TLG Acquisition One Corp., Electriq Power, Inc. and the undersigned Persons therein.

10.9*	Second Amendment to First Lock-Up Agreement, dated as of June 8, 2023, by and among TLG Acquisition One Corp., Electriq Power, Inc. and the undersigned Persons therein.

10.10
Form of Second Lock-Up Agreement, (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 3 to Registration Statement on Form S-4 (File No. 333-268349) filed with the SEC on June 8, 2023).

10.11*
Stockholders’ Agreement, dated as of November 13, 2022, by and among TLG Acquisition One Corp., TLG Acquisition Founder LLC, GBIF Management Ltd. Greensoil Building Innovation Fund Co-Investment I, L.P. and the undersigned stockholders therein.

10.12
Securities Purchase Agreement, dated July 18, 2023, by and between TLG Acquisition One Corp. and David T. Bell and Alison J. Bell with Joint Rights of Survivorship (incorporated herein by reference to Exhibit 10.13 to the Current Report on 8-K filed by the Registrant on August 4, 2023).

10.13
Securities Purchase Agreement, dated July 18, 2023, by and between TLG Acquisition One Corp. and James Lovewell (incorporated herein by reference to Exhibit 10.14 to the Current Report on 8-K filed by the Registrant on August 4, 2023).

10.14
Securities Purchase Agreement, dated July 28, 2023, by and between TLG Acquisition One Corp. and O’Shanter Development Company Ltd. (incorporated herein by reference to Exhibit 10.15 to the Current Report on 8-K filed by the Registrant on August 4, 2023).

10.15
Forward Purchase Agreement, dated July 23, 2023, by and among TLG Acquisition One Corp., Electriq Power, Inc., Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP (incorporated herein by reference to Exhibit 10.1 to the Current Report on 8-K filed by the Registrant on July 24, 2023).

10.16
Subscription Agreement, dated July 23, 2023, by and among TLG Acquisition One Corp., Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP and Meteora Select Trading Opportunities Master, LP. (incorporated herein by reference to Exhibit 10.2 to the Current Report on 8-K filed by the Registrant on July 24, 2023).

10.17+	Employment Agreement dated August 22, 2023 by and between the Registrant and Frank Magnotti (incorporated by reference to Exhibit 10.18 to Form S-1 filed with the SEC on September 22, 2023)
10.18+	Employment Agreement dated August 22, 2023 by and between the Registrant and Petrina Thomson (incorporated by reference to Exhibit 10.19 to Form S-1 filed with the SEC on September 22, 2023)

10.19+	Employment Agreement dated August 22, 2023 by and between the Registrant and James Van Hoof (incorporated by reference to Exhibit 10.20 to Form S-1 filed with the SEC on September 22, 2023)

10.20+	Employment Agreement dated August 22, 2023 by and between the Registrant and Jan Klube (incorporated by reference to Exhibit 10.21 to Form S-1 filed with the SEC on September 22, 2023)

10.21	Letter Agreement, dated September 21, 2023, by and between TLG Acquisition Founder LLC and Electriq Power Holdings, Inc.

10.22*
Binding Term Sheet, dated November 12, 2023, by and between Electriq Power Holdings, Inc., Meteora Special Opportunity Fund I, LP, Meteora Capital Partners, LP, and Meteora Select Trading Opportunities Master, LP

31.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

Exhibit Number	Description of Exhibit

31.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Company’s Chief Executive Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2*	Certification of the Company’s Chief Financial Officer Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because iXBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
___________________
*Filed herewith.
+Indicates a management or compensatory plan.
†Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized, on this 14th day of November, 2023.

Electriq Power Holdings, Inc.

By:	/s/ Frank Magnotti
Name:	Frank Magnotti
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)