Form 10-Q/A
period 2023-09-30
Electriq Power Holdings, Inc.
filed 2024-01-12
CIK 1827871

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE
This Amendment No. 1 to Quarterly Report on Form 10-Q/A (the “Amended Report”) filed by Electriq Power Holdings, Inc. (the “Company”) amends and restates certain information included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Report”).
As described in the Company's Current Report on Form 8-K filed with the SEC on December 19, 2023, on December 15, 2023, the Audit Committee of the Board of Directors of the Company (the “Audit Committee”), after considering the recommendations of management, concluded that the Company’s previously issued consolidated financial statements as of and for the quarter ended September 30, 2023 (the “Financial Statements”), included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, should no longer be relied upon. Similarly, any other previously filed or furnished reports, related earnings releases, guidance, investor presentations, or similar communications of the Company describing the Financial Statements should no longer be relied upon.
The determination relates to the Company’s interpretation of the accounting guidance applicable to the Forward Purchase Agreement (“FPA”), which was generally consistent with the accounting application of some other SPACs that had entered into similar arrangements. The Company determined that: (i) the amount prepaid to Meteora under the Forward Purchase Agreement previously recorded as net current assets should be restated by reclassifying the prepayment amount to equity, and (ii) the recording of a liability, which represents the value of the derivative liability as of September 30, 2023 associated with the Forward Purchase Agreement including the in-substance written put option, the maturity consideration and the share consideration, and should be reflected as a current liability in the Company’s condensed consolidated balance sheet as of September 30, 2023. The net difference was previously recorded as a forward purchase contract asset within total current assets in the Company’s condensed consolidated balance sheet and will be reversed as part of the restatement to be recognized as of September 30, 2023.
The Company is filing this Amended Report for the purpose of revising the accounting treatment of the FPA in its financial statements as of September 30, 2023, to reclassify the prepayment amount, previously reflected as a forward purchase contract asset and recorded net of the associated forward purchase contract derivative liability and included in total current assets in the condensed consolidated balance sheet, to the equity section of the condensed consolidated balance sheet with any remaining balance of the FPA, including the in-substance written put option, maturity consideration and the share consideration, classified as forward purchase contract derivative liabilities included in total current liabilities in the condensed consolidated balance sheet in its financial statements as of September 30, 2023, included in this Form 10-Q/A.
In connection with the determinations described above, management of the Company has concluded that a material weakness in the Company’s internal control over financial reporting existed as of September 30, 2023 and that the Company’s disclosure controls and procedures were not effective as of September 30, 2023. See additional discussion included in Part I – Item 4, “Controls and Procedures” of this Amended Report.
Items Amended in this Amended Report
For the convenience of the reader, this Form 10-Q/A sets forth the information in the original Form 10-Q filing in its entirety; however, only the following sections of the original Form 10-Q filing are revised in this Form 10-Q/A, solely as a result of and to reflect the restatement and conditions related to the restatement described above.
Part I, Item 1 Financial Statements and Notes to Consolidated Financial Statements
Notes:
Note 1 - Organization and Description of Business
Note 2 - Summary of Significant Accounting Policies
Note 12 – Fair Value
Note 14 – Subsequent Events
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 4 Control and Procedures
Part II, Item 1A Risk Factors
The risk factors included in Part II - Item 1A, “Risk Factors” herein have been amended to add a new risk factor regarding the Company's restatement and the Company's ability to obtain additional capital and amend the existing risk factor regarding compliance with the continued listing standards of the NYSE.
Pursuant to the rules of the SEC, Part II, Item 6 of the original Form 10-Q filing has been amended to include currently dated certifications from the Company's chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.
Except as it relates to the restatement described above with related disclosures, this Amended Report does not reflect events occurring after the date of the original Form 10-Q filing.

Part I - Financial Information

Item 1. Financial Statements

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(as Restated)
Assets	(Unaudited)
Current assets:
Cash	$8,099,738	$5,480,960
Accounts receivable, less allowance for doubtful accounts of $40,449 and $30,429 as of September 30, 2023 and December 31, 2022, respectively	371,923	317,423
Inventory, net	20,929,486	13,532,475
Inventory deposits	238,068	5,182,045
Prepaid expenses and other current assets	752,391	368,117
Total current assets	30,391,606	24,881,020
Property and equipment, net	1,730,670	1,422,293
Right of use assets	3,346,958	3,241,705
Deposits	131,257	109,539
Total assets	$35,600,491	$29,654,557
Liabilities, mezzanine equity and stockholders’ deficit
Current liabilities:
Current portion of loan payable	$—	$11,377,297
SAFE notes	—	51,600,000
Accounts payable	8,201,251	1,377,123
Warrants liability	—	14,114,411
Accrued payroll and employee benefits	2,233,598	629,773
Lease liability	718,027	347,131
Forward purchase contract derivative liability	34,970,682	—
Accrued expenses and other current liabilities	2,294,996	5,196,432
Total current liabilities	48,418,554	84,642,167
Derivative warrants liability	3,039,603	—
Convertible note payable	—	5,000,000
Cumulative mandatorily redeemable preferred stock liability	21,465,335	—
Other long-term liabilities	2,605,293	2,503,038
Total liabilities	75,528,785	92,145,205
Commitments and contingencies (Note 7)
Mezzanine equity:
Common stock; $0.0001 par value; 3,734,062 and zero shares contingently redeemable, respectively at September 30, 2023 and December 31, 2022	39,523,511	—
Stockholders’ deficit:
Common stock; $0.0001 par value; 38,020,283 and 21,373,035 shares issued and outstanding, respectively at September 30, 2023 and December 31, 2022	3,802	2,137
Additional paid-in capital	39,002,908	42,500,908
Accumulated deficit	(118,458,233)	(104,993,411)
Accumulated other comprehensive loss	(282)	(282)
Total stockholders’ deficit	(79,451,805)	(62,490,648)
Total liabilities, mezzanine equity and stockholders’ deficit	$35,600,491	$29,654,557
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
See accompanying notes to Condensed Consolidated Financial Statements.

ELECTRIQ POWER HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT (continued)
(unaudited)

Issuance of common stock in connection with the Business Combination, net, as restated	3,227,222	323	(63,257,591)	—	—	(63,257,268)
Issuance of public warrants	—	—	1,600,000	—	—	1,600,000
Restricted stock awards granted	3,616,360	362	—	—	—	362
Contingently redeemable shares reclassified from mezzanine equity to permanent equity in connection with the Business Combination	51,624	5	548,590	—	—	548,595
Stock-based compensation	—	—	493,117	—	—	493,117
Net loss	—	—	—	(19,953,449)	—	(19,953,449)
Balance at September 30, 2023, as restated	38,020,283	$3,802	$39,002,908	$(118,458,233)	$(282)	$(79,451,805)
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
Business Combination and Related Transactions (Restated)
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
On August 1, 2023, the Company’s Class A common stock and warrants to purchase Class A common stock of the Company began trading on the NYSE and NYSE American, respectively, under the symbols “ELIQ” and “ELIQ WS,” respectively. On December 21, 2023, the NYSE delisted the Company's warrants to purchase Class A common Stock from trading on the NYSE American due to low price levels.
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
The Company accounts for the Forward Purchase Agreement as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value (“FV”) recognized in the statements of operations. See Note 12. The ability of the Company to receive any of the proceeds from the Forward Purchase Agreement is dependent upon factors outside the control of the Company. The initial fair value of the forward purchase contract derivative liability at the Closing Date was $18,596,685, which is reported as a forward purchase contract derivative liability in our condensed consolidated balance sheet. Related to this, the payment of the $37,261,790 (including $189,684 in transaction costs) to Meteora at the Closing Date was reflected as a charge to additional paid-in-capital in our condensed consolidated balance sheet. The change in the fair value of the forward purchase contract derivative liability of $34,970,682 for the three and nine months ended September 30, 2023 has been recorded to unrealized fair value adjustments in the Company’s condensed consolidated statements of operations. See Note 12. The forward purchase contract derivative liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Note 14.
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
The following table reflects the preliminary accounting of the net assets acquired and liabilities assumed in exchange for common stock in connection with the Business Combination:

TLG cash balance at Closing Date of Business Combination, including reclassification of TLG cash held in trust, prior to merger related transactions	$84,471,539
Plus: Proceeds from Meteora’s purchase of 3,534,492 TLG common stock at approximately $10.63 per share and 251,194 additional shares at approximately $10.00 per share to reverse previously submitted redemption requests pursuant to the terms of the Forward Purchase Agreement	40,072,106
Less: Redemption of approximately 97.3% or 7,736,608 shares of TLG common stock at approximately $10.63 per share	(82,220,659)
Less: Net cash payment to Meteora at Closing Date (including $0.2 million of equity issuance costs associated with the Forward Purchase Agreement)	(37,261,790)
Less: TLG pre-close transaction costs paid at Closing Date	(5,059,376)
Net cash acquired in business combination	1,820
Less: Assumed liabilities at Closing Date	(6,646,468)
Less: Cumulative mandatorily redeemable preferred stock incentive shares issued on redemptions and conversion of working capital loan	(4,186,797)
Less: Adjustment of acquired private placement warrants to FV at Closing Date, plus new private placement warrants issued on conversion of working capital loan	(10,160,000)
Less: Contingently redeemable common shares purchased by Meteora to reverse previously submitted redemption requests pursuant to terms of Forward Purchase Agreement and additional common shares issued pursuant to terms of FPA Funding Amount PIPE Subscription Agreement	(40,072,106)
Less: Equity issuance costs on Forward Purchase Agreement	(594,040)
Less: Equity classified public warrants post-Business Combination	(1,600,000)
Net charge to Additional paid-in-capital as a result of the Business Combination reported in Stockholders' deficit	$(63,257,591)
The Company continues to assess its acquired assets and assumed liabilities as of the filing date.
The Company’s fiscal year begins on January 1 and ends on December 31.
2. Summary of Significant Accounting Policies (Restated)
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
The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the accounting policies described in its December 31, 2022 consolidated financial statements, included in Form S-1 which was determined effective on November 13, 2023, and should be read in conjunction with the Notes to condensed consolidated financial statements which appear therein.

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
Restatement
On December 8, 2023, the Company received information related to an interpretation of the staff of the U.S. Securities and Exchange Commission (“SEC”) that the Company understands is applicable to SPAC-related companies that have entered into “forward purchase agreements,” “pre-paid forward transactions,” and/or “backstop agreements” (collectively, “Purchase Agreements”). The interpretation relates to the accounting and reporting for certain Purchase Agreements for which the repurchase price has been partially prepaid; in particular, that the prepayment amount may not be reported as an asset. The Company reviewed its prior interpretation of the accounting guidance applicable to certain elements of the Forward Purchase Agreement (“FPA”) and determined the prepayment amount of $37,072,106, previously recorded as part of a net forward purchase contract asset in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the in-substance written put option, the maturity consideration and the share consideration, should be reflected in current liabilities in our condensed consolidated balance sheet, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. The fair value of the forward purchase contract derivative liability as of September 30, 2023 was $34,970,682. The difference of $2,101,424 was previously recorded net as a forward purchase contract asset within total current assets in the Company’s condensed consolidated balance sheet, but should instead be reported on a gross basis.
In accordance with ASC 250, Accounting Changes and Error Corrections, Electriq also evaluated the materiality of the errors to the Company’s previously filed financial statements for the third quarter of 2023. Considering both quantitative and qualitative factors, the Company determined that the related impact was material to the previously filed condensed consolidated financial statements as of and for the period ended September 30, 2023, and restated and reissued these financial statements.
Description of Error Corrected
The previously reported amount prepaid to the Seller associated with the FPA of $37,072,106, as described in Note 1, Organization and Description of Business, Note 2, Summary of Significant Accounting Policies, and Note 12, Fair Value, was incorrectly classified as an asset instead of as an equity transaction. Additionally, the forward purchase contract derivative liability was incorrectly netted with the amount prepaid to the Seller and was presented as a net asset, instead of being separately presented as a liability. These errors impacted total current assets, the forward purchase contract derivative liability included in total current liabilities, and additional paid-in capital in the condensed consolidated balances sheet as of September 30, 2023, as well as the related footnote disclosures within Note 1, Organization and Description of Business, Note 2, Summary of Significant Accounting Policies, Note 12, Fair Value and Note 14, Subsequent Events.
The effect of the correction of the error noted above on the relevant financial statement line items is as follows:

	As of September 30, 2023
	As previously reported	Reclassifications	As restated
Condensed Consolidated Balance Sheet
Forward purchase contract asset	$2,101,424	$(2,101,424)	$—
Total current assets	$32,493,030	$(2,101,424)	$30,391,606
Total assets	$37,701,915	$(2,101,424)	$35,600,491
Forward purchase contract derivative liability	$—	$34,970,682	$34,970,682
Total current liabilities	$13,447,872	$34,970,682	$48,418,554
Total liabilities	$40,558,103	$34,970,682	$75,528,785
Additional paid-in capital	$76,075,014	$(37,072,106)	$39,002,908
Total stockholders’ deficit	$(42,379,699)	$(37,072,106)	$(79,451,805)
Total liabilities, mezzanine equity and stockholders’ deficit	$37,701,915	$(2,101,424)	$35,600,491

Condensed Consolidated Statement of Changes in Stockholders’ Deficit
Issuance of common stock in connection with the Business Combination, net	$(26,185,485)	$(37,072,106)	$(63,257,591)
Additional paid-in capital	$76,075,014	$(37,072,106)	$39,002,908
Total stockholders’ deficit	$(42,379,699)	$(37,072,106)	$(79,451,805)
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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities and the forward purchase contract derivative liability. See Note 12.
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
Forward Purchase Contract Derivative Liability
The Company accounts for the forward purchase contract derivative liability as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the statements of operations. See Note 12. The ability of the Company to receive any of the proceeds from the forward purchase contract is dependent upon factors outside the control of the Company. The Company established the fair value of the forward purchase contract derivative liability on the Closing Date of the Business Combination.
The estimated fair value of the forward purchase contract derivative liability was calculated using a Black-Scholes option pricing model and used significant assumptions including the risk free rate and volatility. Given the limited trading history of the Company, the Company utilized the volatility of a peer group of similar public companies.
Forward purchase contract derivative liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities.
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
6. Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of:

	September 30,	December 31,
	2023	2022
Warranty reserve	$551,105	$832,283
Deferred revenue	325,993	192,012
Accrued interest	—	1,961,477
Lease liability	718,027	347,131
Other accrued expenses and current liabilities	699,871	1,863,529
Accrued expenses and other current liabilities	$2,294,996	$5,196,432
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
Common stock, issued and outstanding was 38,020,283 and 21,373,035 shares as of September 30, 2023 and December 31, 2022, respectively, excluding 3,734,062 and zero shares that are contingently redeemable and classified in mezzanine equity.
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
The initial fair value of the forward purchase contract derivative liability at the Closing Date was $18,596,685, which is reported as a forward purchase contract derivative liability in our condensed consolidated balance sheet. The payment of the $37,261,790 (including $189,684 in transaction costs) to Meteora at the Closing Date was reflected as a charge to additional paid-in-capital in our condensed consolidated balance sheet. The change in the fair value of the forward purchase contract derivative liability of $34,970,682 has been recorded to unrealized fair value adjustments for the three and nine months ended September 30, 2023 in the Company’s condensed consolidated statements of operations. The forward purchase contract derivative liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. See also Notes 1 and 14. The estimated fair value of the forward purchase contract derivative liability was calculated using a Black-Scholes option pricing model and used significant assumptions including the risk free rate and volatility. The change in fair value of the forward purchase contract derivative liability is primarily driven by a decrease in the common stock price per share of ELIQ.
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
The following table sets forth the Company’s financial instruments that were measured at fair value using Level 3 inputs on a recurring basis for the nine months ended September 30, 2023:

	Legacy Common Stock Warrant Liabilities	Derivative Warrants Liability	SAFE Notes	Forward Purchase Contract Derivative Liability	Total
Balance at December 31, 2022	$(14,114,411)	$—	$(51,600,000)	$—	$(65,714,411)
Issuance of Private Placement Warrants in Business Combination	—	(1,500,000)	—	0	(1,500,000)
Changes in fair value included in operations	11,929,157	7,120,397	26,812,272	(34,970,682)	10,891,144
Opening balance sheet fair value adjustment for assumed derivative warrants liability in Business Combination	—	(8,660,000)	—	—	(8,660,000)
Conversions into Class A common stock at Close	2,185,254		24,787,728		26,972,982
Balance at September 30, 2023	$—	$(3,039,603)	$—	$(34,970,682)	$(38,010,285)
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
On November 6, 2023, the Company’s Executive Compensation Committee approved the issuance of 545,000 restricted stock awards for Company employees that are expected to be granted shortly after November 15, 2023. The Company’s Executive Compensation Committee also approved the modification of Legacy Electriq stock options assumed in the Business Combination, allowing employees to exchange their outstanding Legacy stock options for replacement stock options under the 2023 Equity Incentive Plan. The stock option will be only exercisable, in whole or in part, before they expire and then only with respect to the vested portion of the stock option. If the replacement stock options are accepted by an employee, the vesting terms of the Legacy Electriq stock options shall be modified such that fifty percent (50%) of the shares of Electriq Common Stock shall vest on December 31, 2023, and fifty percent (50%) of the shares subject to the stock options shall vest on December 31, 2024, provided that optionee remains in service with the Company through each such vesting date.
On November 12, 2023, the Company executed a binding term sheet with Meteora (the “Binding Term Sheet”) whereby, upon execution of the definitive agreements, the Forward Purchase Agreement would be terminated.
In accordance with the previously announced Binding Term Sheet with Meteora, the Company and Meteora entered into a Termination and Security Agreement (the “Agreement”) on December 14, 2023 (the “Agreement Date”), pursuant to which (i) Meteora will continue to hold the 3,734,062 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) it acquired pursuant to the Forward Purchase Agreement dated July 23, 2023 and the FPA Funding Amount PIPE Subscription Agreement dated July 23, 2023, free and clear of all obligations or restrictions, (ii) the Prepayment Shortfall, as defined in the Forward Purchase Agreement, is deemed repaid in full and (iii) the Forward Purchase Agreement is terminated except with respect to the sections entitled “Other Provisions — (i) Securities Contract; Swap Agreement” and “Other Provisions — (d) Indemnification,” which will remain in full force and effect. Pursuant to the Agreement, if the Company raises a minimum of $7,000,000 of total capital in the future, Meteora will make a $500,000 PIPE investment in the Company on terms pari-passu with other similar investors. In addition, pursuant to the Agreement, the Company issued to Meteora a warrant (the “Warrant”) to purchase 3,500,000 shares of Common Stock at a price per share of $0.001. The Warrant may be exercised for a period of five years commencing on the Agreement Date. Meteora is restricted to exercising the Warrant for a number of shares of Common Stock equal to a fixed value of $3,500,000 (the “Exercise Maximum”). If any Warrants remain unexercised after the Exercise Maximum is reached, the balance of Warrants shall be terminated.

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
Restatement

On December 8, 2023, we received information related to an interpretation of the staff of the U.S. SEC that the Electriq understands is applicable to SPAC-related companies that have entered into “forward purchase agreements,” “pre-paid forward transactions,” and/or “backstop agreements” (collectively, “Purchase Agreements”). The interpretation relates to the accounting and reporting for certain Purchase Agreements for which the repurchase price has been partially prepaid; in particular, that the prepayment amount may not be reported as an asset. We reviewed our prior interpretation of the accounting guidance applicable to certain elements of the FPA and determined the prepayment amount of $37,072,106, previously recorded as part of a net forward purchase contract asset in the condensed consolidated balance sheet, should be reclassified to the equity section of the condensed consolidated balance sheet, and the remaining liability balance associated with the FPA, including the in-substance written put option, the maturity consideration and the share consideration, should be reflected in current liabilities in our condensed consolidated balance sheet, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. The fair value of the forward purchase contract derivative liability as of September 30, 2023 was $34,970,682. The difference of $2,101,424 was previously recorded net as a forward purchase contract asset within total current assets in our condensed consolidated balance sheet, but should instead be reported on a gross basis.
In accordance with ASC 250, Accounting Changes and Error Corrections, Electriq also evaluated the materiality of the errors to our previously filed financial statements for the third quarter of 2023. Considering both quantitative and qualitative factors, we determined that the related impact was material to our previously filed condensed consolidated financial statements as of and for the period ended September 30, 2023, and restated and reissued these financial statements.
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
Unrealized Fair Value Adjustments
Unrealized fair value adjustments are related to the revaluation of outstanding preferred stock warrants, common stock warrants, private placement warrants, forward purchase contract derivative liability and SAFE notes connected to the redemption features associated with these notes, at each reporting date.
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
Unrealized Fair Value Adjustments
Unrealized fair value adjustments increased by $9.7 million for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. This increase was primarily due to the remeasurement of the forward purchase contract derivative liability, which resulted in unrealized losses recorded for the three months ended September 30, 2023 of $35.0 million. These unrealized losses were partially offset by an increase in unrealized gains recognized on our SAFE notes of $16.0 million in the three months ended September 30, 2023, as compared to the three months ended September 30, 2022. The decrease in the value of the SAFE notes was primarily due to an overall decrease in the estimated fair value of Electriq during the three months ended September 30, 2023, as compared to the same period in 2022. The decrease in our estimated fair value as of September 30,

2023 was primarily the result of the fair value of equity in an IPO scenario based on the revised estimated SPAC proceeds of $275 million, as compared to prior valuations which considered $495 million of estimated SPAC proceeds. We recognized $7.1 million of gains in unrealized fair value adjustments from the remeasurement of our derivative warrants liability for the three months ended September 30, 2023, as compared to zero for the three months ended September 30, 2022. We recognized $2.6 million of gains in unrealized fair value adjustments from the remeasurement of our legacy common stock warrants liability for the three months ended September 30, 2023, as compared to $0.4 million of gains for the three months ended September 30, 2022.
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
Unrealized Fair Value Adjustments
Unrealized fair value adjustments decreased by $43.0 million, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. This decrease was primarily due to an overall decrease in the value of Electriq during the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease in our enterprise fair value as of September 30, 2023 was primarily the result of the fair value of equity in an IPO scenario based on estimated SPAC proceeds of $275 million, as compared to prior valuations which considered $495 million of estimated SPAC proceeds. For the nine months ended September 30, 2023, as compared to the same period in 2022, unrealized fair value adjustments decreased by $48.7 million on our SAFE notes liability and by $29.2 million in net decreases on our legacy common and preferred warrants and derivative warrants liabilities as a result of a decrease in the estimated value of the SAFE notes and warrants driven primarily by a decrease in our enterprise value. These decreases were partially offset by an increase of $35.0 million in unrealized fair value adjustments due to the remeasurement losses recorded on our forward purchase contract derivative liability for the nine months ended September 30, 2023, primarily driven by a decrease in the stock price of our common shares.
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
The Company accounts for the forward purchase contract derivative liability as a derivative instrument in accordance with the guidance in ASC 480-10. The instrument is subject to remeasurement at each balance sheet date, with changes in fair value recognized in the statements of operations. The initial fair value of the forward purchase contract derivative liability at the Closing Date was $18,596,685.
The change in the fair value of the forward purchase contract derivative liability of $34,970,682 for the three and nine months ended September 30, 2023 has been recorded to unrealized fair value adjustments in our condensed consolidated statements of operations. The forward purchase contract derivative liability was classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. The estimated fair value of the forward purchase contract derivative liability was calculated using a Black-Scholes option pricing model and is classified as a current liability, as its liquidation is reasonably expected to use or require current assets or the creation of current liabilities. Related to this, the payment of the $37,261,790 (including $189,684 in transaction costs) to Meteora at the Closing Date was reflected as a charge to additional paid-in-capital in our condensed consolidated balance sheet.
On November 12, 2023, the Company executed the Binding Term Sheet with Meteora whereby, upon execution of the definitive agreements, the Forward Purchase Agreement would be terminated.
In accordance with the previously announced Binding Term Sheet with Meteora, Electriq and Meteora entered into a Termination and Security Agreement (the “Agreement”) on December 14, 2023 (the “Agreement Date”), pursuant to which (i) Meteora will continue to hold the 3,734,062 shares of Electriq’s Class A common stock, par value $0.0001 per share (the “Common Stock”) it acquired pursuant to the Forward Purchase Agreement dated July 23, 2023 and the FPA Funding Amount PIPE Subscription Agreement dated July 23, 2023, free and clear of all obligations or restrictions, (ii) the Prepayment Shortfall, as defined in the Forward Purchase Agreement, is deemed repaid in full and (iii) the Forward Purchase Agreement is terminated except with respect to the sections entitled “Other Provisions — (i) Securities Contract; Swap Agreement” and “Other Provisions — (d) Indemnification,” which will remain in full force and effect. Pursuant to the Agreement, if we raise a minimum of $7,000,000 of total capital in the future, Meteora will make a $500,000 PIPE investment in Electriq on terms pari-passu with other similar investors. In addition, pursuant to the Agreement, we issued to Meteora a warrant (the “Warrant”) to purchase 3,500,000 shares of Common Stock at a price per share of $0.001. The Warrant may be exercised for a period of five years commencing on the Agreement Date. Meteora is restricted to exercising the Warrant for a number of shares of Common Stock equal to a fixed value of $3,500,000 (the “Exercise Maximum”). If any Warrants remain unexercised after the Exercise Maximum is reached, the balance of Warrants shall be terminated.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(c) and 15d-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, due to the material weaknesses described below, our disclosure controls and procedures were not effective as of September 30, 2023.
Material Weaknesses
In connection with the review of our condensed consolidated financial statements for the quarterly period ended September 30, 2023, we identified material weaknesses in our internal control over financial reporting. The material weaknesses related to our accounting for the Business Combination transaction, including our assessments, calculations and accounting for derivative warrant liabilities, and we have revised the accounting treatment of the FPA to reclassify the prepayment amount from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and to present the forward purchase contract derivative liability as a current liability on the condensed consolidated balance sheet, and have restated our condensed consolidated financial statements as of and for the quarter ended September 30, 2023.

Remediation

We initiated and implemented several remediation measures designed to improve our internal controls over financial reporting to address the material weaknesses including, but not limited to hiring additional finance and accounting staff with the requisite background and knowledge, engaging third parties to assist us in complying with the accounting and financial reporting requirements related to significant and complex transactions, and to assist us with formalizing our business processes, accounting policies and internal control documentation, strengthening supervisory reviews by our management, and evaluating the effectiveness of our internal controls in accordance with the framework established by Internal Control – Integrated Framework (2013) published by the Committee of Sponsoring Organizations of the Treadway Commission.
We believe the measures described above should remediate the material weaknesses identified and strengthen our internal control over financial reporting. The remediation initiatives outlined above are estimated to take place over the next three to six months. While we continue the process to implement our plan to remediate the material weaknesses, we cannot predict the success of such plan or the outcome of our assessment of this plan until the remediation initiatives have been completed and have been operating effectively for a sufficient period of time. We can give no assurance that these measures will remediate the deficiencies in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that may lead to a restatement of our financial statements or cause us to fail to meet our reporting obligations for the period ended September 30, 2023.

Changes in Internal Control over Financial Reporting
We have revised the accounting treatment of the FPA to reclassify the prepayment amount from being presented as a net derivative asset on our condensed consolidated balance sheet to equity and to present the forward purchase contract derivative liability as a current liability on the condensed consolidated balance sheet, and have restated our condensed consolidated financial statements as of and for the quarter ended September 30, 2023. In connection with this determination, we have concluded that the failure of our internal controls designed to ensure appropriate accounting for complex technical arrangements like the forward purchase agreement is representative of a material weakness in internal control over financial reporting.
Other than the material weaknesses and remediation activities and after factoring in the restatement described above, there were no changes in our internal control over financial reporting, as identified in connection with the evaluation required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that occurred during the three months ended September 30, 2023 covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We may be unable to obtain the additional capital that is required to execute our business plan, which could restrict our ability to grow.
Our current capital and our other existing resources will be sufficient only to provide a limited amount of working capital and will not be sufficient to fund our expected continuing opportunities. Our capital as of December 31, 2023, will be sufficient to fund operations into the first quarter of 2024. We will require additional capital to continue to operate our business. There is no guarantee that we will be able to raise additional capital required to fund our ongoing business on commercially reasonable terms or at all.
We intend to pursue sources of additional capital through various financing transactions or arrangements, including debt financing, equity financing or other means. We may not be successful in locating suitable financing transactions on commercially reasonable terms, in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, our resources will not be sufficient to fund our operations going forward.
Any additional capital raised through the sale of equity may dilute the ownership percentage of our stockholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities which may have a further dilutive effect.
Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and in the solar industry in particular and the limited diversity of our activities. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations, we may be required to cease our operations.
We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs, which may adversely impact our financial condition.
There can be no assurance that we will be able to regain compliance or comply with the continued listing standards of NYSE, which could result in the delisting of our securities, limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our common stock is listed on NYSE under the symbol “ELIQ.” On November 22, 2023, we received a written notice from NYSE that (i) because the average closing price for Electriq Common Stock had fallen below $1.00 per share for 30 consecutive trading days, we no longer comply with the minimum share price criteria of Section 802.01C of the NYSE Listed Company Manual for continued listing on the NYSE and (ii) we were not in compliance with Section 802.01B of the NYSE Listed Company Manual because our average global market capitalization over a consecutive 30 trading-day period was less than $50 million and, at the same time, our last reported stockholders’ equity was less than $50 million. Pursuant to NYSE procedures, on January 6, 2024 we submitted a plan to the NYSE demonstrating how we intend to regain compliance with the market capitalization continued listing standard within 18 months. If we fail to regain compliance with Sections 802.01B or 802.01C of the NYSE Listed Company Manual during the respective cure periods or if we fail to meet material aspects of the compliance plan, the NYSE may commence suspension and delisting procedures. In addition, if our 30 trading-day average market capitalization falls below $15 million, the NYSE will suspend trading in our stock and commence delisting procedures. As of December 31, 2023, our 30 day average market capitalization was $18,390,265. On December 21, 2023, our Warrants were delisted from trading on the NYSE.
If the NYSE delists our common stock from trading on its exchange for failure to meet the continued listing standards, we and our stockholders could face significant material adverse consequences including:
•a limited availability of market quotations for Electriq’s securities;
•reduced liquidity for Electriq’s securities;
•a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•a limited amount of analyst coverage;
•a decreased ability to issue additional securities or obtain additional financing in the future; and
•a negative impact to, or termination of, critical business relationships
If we are not able to continue to reduce our cost structure in the future, our ability to become profitable may be impaired.
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
Risks Related to our Securities
The restatement of our financial statements may result in litigation or government enforcement actions and any such action would likely harm our business, prospects, financial condition and results of operations.
This quarterly report on Form 10-Q/A contains a restatement of our unaudited financial statements for the quarterly period ended September 30, 2023. The restatement of our financial statements may expose us to risks associated with litigation, regulatory proceedings and government enforcement actions. In addition, securities class action litigation has often been brought against companies which have been unable to provide current public information or which have restated previously filed financial statements. Any of these actions could result in substantial costs, divert management’s attention and resources, and harm our business, prospects, results of operation and financial condition.
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned hereunto duly authorized, on this 12th day of January, 2024.

Electriq Power Holdings, Inc.

By:	/s/ Frank Magnotti
Name:	Frank Magnotti
Title:	Chief Executive Officer
(Principal Executive Officer and Authorized Signatory)